Form 10-Q
period 2021-09-30
ShoulderUP Technology Acquisition Corp.
filed 2021-12-22
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-41076

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1730135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 300

Kennesaw, GA 30144

(Address of principal executive offices)

(970) 924-0446

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	SUAC.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	SUAC	The New York Stock Exchange
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 21, 2021, there were 31,350,000 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements (Unaudited)	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from May 20, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholder’s Equity for the three months ended September 30, 2021 and for the period from May 20, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from May 20, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	14
Item 4. Controls and Procedures	14
Part II. Other Information	15
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Events	15
Item 6. Exhibits	16
Part III. Signatures	18

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
ASSETS
Current assets - cash	$25,000
Deferred offering costs	147,836
TOTAL ASSETS	$172,836

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued offering costs and expenses	$150,866
Total Current Liabilities	150,866

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding(1)(2)	1,045
Additional paid in capital	23,955
Accumulated deficit	(3,030)
Total Stockholder’s Equity	21,970
Total Liabilities and Stockholder’s Equity	$172,836

(1)	This number includes up to 1,190,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.

(2)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2021	For the period from May 20, 2021 (inception) through September 30, 2021
Formation and operating cost	$1,944	$3,030
Net loss	$(1,944)	$(3,030)

Basic and diluted weighted average common shares outstanding(1)(2)	9,260,000	9,260,000
Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	This number excludes up to 1,190,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.
(2)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Class B Common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares(1)(2)	Amount	Capital	Deficit	Equity
Balance as of May 20, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(1,086)	(1,086)
Balance as of June 30, 2021 (unaudited)	—	$—	$—	$(1,086)	$(1,086)
Class B common stock issued to Sponsor	10,450,000	1,045	23,955	—	25,000
Net loss	—	—	—	(1,944)	(1,944)
Balance as of September 30, 2021 (unaudited)	10,450,000	$1,045	$23,955	$(3,030)	$21,970

(1)	This number includes up to 1,190,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.
(2)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,030)
Changes in current assets and liabilities:
Accrued offering costs and expenses	3,030
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000
Cash, beginning of the period	—
Cash, end of the period	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs and expenses	$147,836

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 — Organization and Business Operation

ShoulderUp Technology Acquisition Corp. (the “Company”) is a newly incorporated blank check company formed as a Delaware corporation on May 20, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is ShoulderUp Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statements for the Company’s IPO were declared effective on November 16, 2021 and November 17, 2021, respectively. On November 19, 2021, the Company’s consummated the IPO of 30,000,000 units, including 3,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit (the “Units”), which is discussed in Note 3, generating gross proceeds to the Company of $300,000,000. Each Unit consists of one share (the “Public Shares”) of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 1,350,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds to the Company of $13,500,000, of which $600,000 has not been funded and was recorded as subscription receivable, which is described in Note 4 and 7. Each Private Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Transaction costs amounted to $17,820,368 consisting of $5,300,000 of underwriting commissions, $11,200,000 of deferred underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters), and was allocated between Class A common stock subject to possible redemption and Public Warrants.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on November 19, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (as defined below), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or during any Extension Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.20 per Public Share.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with Public Warrants, the initial carrying value of common stock classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC 470-20. The Public Shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

The shares of common stock subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have 18 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). The Combination Period may be by an additional three months for a total of up to 21 months by depositing into the Trust Account an amount equal to $0.10 per Unit, or for an additional period as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in each case, an “Extension Period”). If the Company is unable to complete the initial Business Combination within the Combination Period or the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any shares of Class B common stock, par value $0.0001 (the “Founder Shares”), Private Placement Shares and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $25,000 in its operating bank account, and working capital deficit of $125,866 (excluding deferred offering costs). The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares.

Subsequent to the quarterly period covered by this quarterly report on Form 10-Q (the “Quarterly Report”), the Company consummated its IPO (see Note 3) and Private Placement (See Note 4). Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company has alleviated the substantial doubt about the Company’s ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchanges Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the period from May 20, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on November 26, 2021 and November 18, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares would be classified outside of permanent equity.

The Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal fees incurred through the balance sheet date that are directly related to the IPO and that would be charged against the carrying value of Class A common shares subject to possible redemption and the Public Warrants upon the completion of the IPO.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 1,190,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2021, deferred taxes were deemed to be de minimis.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be de minimus for the three months ended September 30, 2021 and for the period from May 20, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 19, 2021, the Company sold 30,000,000 Units, including 3,500,000 Units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half redeemable warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Following the closing of the IPO on November 19, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of November 19, 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Note 5 — Related Party Transactions

Founder Shares

On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 Founder Shares. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option is not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination; (ii) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination; and (iii) the date following the completion of the initial Business Combination on which the Company complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”).

Promissory Note — Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of September 30, 2021, there was no borrowing under the note. The facility was no longer available to the Company subsequent to the IPO.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration and Stockholder Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Units (including securities contained therein), which were issued in a private placement simultaneously with the closing of the IPO and (iii) private placement-equivalent units (including securities contained therein) that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on November 16, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 3,500,000 Units to cover over-allotments, which was exercised in full on November 19, 2021.

On November 19, 2021, the Company paid cash underwriting commissions of $5,300,000 to the underwriters.

The underwriters are entitled to a deferred underwriting commission of $11,200,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of Class A common stock issued and outstanding.

The Company’s Public Shares would contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company would classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment.

Warrants — As of September 30, 2021, there were no warrants issued and outstanding. Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the 30-day redemption period); and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average last reported sale price of shares of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Company would account for the 15,675,000 warrants that would be issued in connection with the IPO (including the 15,000,000 Public Warrants included in the Units and the 675,000 Private Placement Warrants included in the Private Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this evaluation, the Company did not identify any other subsequent events that would have required adjustments or disclosure in the financial statements, other than those disclosed below.

The registration statements for the Company’s IPO were declared effective on November 16, 2021 and November 17, 2021, respectively.

On November 19, 2021, the Company consummated its IPO and associated Private Placement (see Note 3 and Note 4).

In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to ShoulderUp Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ShoulderUp Technology Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s described in our final prospectus relating to the Initial Public Offering dated November 17, 2021 and filed on November 18, 2021 (the “Prospectus”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 20, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and our private placement of private placement units, any proceeds from the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Our sponsor is ShoulderUp Technology Sponsor LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on November 16, 2021. On November 19, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units”), with each Unit consisting of one share (a “Public Share”) of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Placement Units Purchase Agreement, the Company completed the private sale of an aggregate of 1,350,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of approximately $13,500,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Prospectus. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Following the closing of the IPO on November 19, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses, if any), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s Public Shares if it does not complete its initial business combination within 18 months from the closing of the Initial Public Offering (such 18-month period may be extended by an additional three months for a total of up to 21 months by depositing into the trust account an amount equal to $0.10 per unit, or for an additional period as a result of a stockholder vote to amend our amended and restated certificate of incorporation) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s Public Shares if the Company has not completed its initial business combination within 18 months from the closing of the Initial Public Offering (such 18-month period may be extended by an additional three months for a total of up to 21 months by depositing into the trust account an amount equal to $0.10 per unit, or for an additional period as a result of a stockholder vote to amend our amended and restated certificate of incorporation), subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

We will have only 18 months from the closing of our Initial Public Offering (such 18-month period may be extended by an additional three months for a total of up to 21 months by depositing into the trust account an amount equal to $0.10 per unit), to complete an initial business combination (the “Combination Period”). However, if we are unable to complete the initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of $1,944, which was resulted entirely from formation costs.

For the period from May 20, 2021 (inception) through September 30, 2021, we had net loss of $3,030, which was resulted entirely from formation costs.

Liquidity and Capital Resources

As of September 30, 2021, we had $25,000 in our operating bank account, and working capital deficit of $125,866 (excluding deferred offering costs).

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the sponsor of $25,000 for the Founder Shares.

Subsequent to the quarterly period covered by the Quarterly Report, we consummated the initial public offering and private placement. Of the net proceeds from the initial public offering and associated private placements, $306,000,000 of cash was placed in our trust account and $1,656,890 of cash was held outside of the trust account and is available for our working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we have alleviated the substantial doubts about our ability to continue as a going concern and has sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services. We began incurring these fees on November 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $11,200,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal fees incurred through the balance sheet date that are directly related to the IPO and that would be charged against the carrying value of Class A common shares upon the completion of the IPO.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 1,190,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. At September 30, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our final prospectus relating to the Initial Public Offering dated November 17, 2021 filed with the SEC on November 18, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
1.1	Underwriting Agreement, dated November 16, 2021, by and between the Company and Citigroup Global Market Inc. as representative of the several underwriters.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
3.2	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on October 26, 2021 (File No. 333-260503) and incorporated herein by reference.
4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s First Amendment to Registration Statement on Form S-1 filed on November 8, 2021 (File No. 333-260503) and incorporated herein by reference.
4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Second Amendment to Registration Statement on Form S-1 filed on November 8, 2021 (File No. 333-260503) and incorporated herein by reference.
4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Second Amendment to Registration Statement on Form S-1 filed on November 8, 2021 (File No. 333-260503) and incorporated herein by reference.
4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.1	Letter Agreement, dated November 16, 2021, by and among the Company, the Sponsor and its officers and directors.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.3	Registration Rights Agreement, dated November 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.4	Private Placement Units Purchase Agreement, dated November 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.5	Administrative Support Agreement, dated November 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 23, 2021 (File No. 001-41076) and incorporated herein by reference.
10.6	Promissory Note issued to ShoulderUp Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on February 5, 2021 (File No. 333-252812) and incorporated herein by reference.
10.7	Amended and Restated Securities Subscription Agreement between the Registrant and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on February 5, 2021 (File No. 333-252812) and incorporated herein by reference.

No.	Description of Exhibit	Incorporation By Reference
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: December 22, 2021	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)