Form 10-K
period 2021-12-31
ShoulderUP Technology Acquisition Corp.
filed 2022-03-03
CIK 1885461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41076

ShoulderUp Technology Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1730135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 3000, Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip Code)

(970) 924-0446
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	SUAC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	SUAC	The New York Stock Exchange
Redeemable Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.W	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2021 (the last business day of the registrant’s most recently completed third fiscal quarter), the registrant was not a public company and cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The listing of the registrant’s units on the New York Stock Exchange (the “NYSE”) under the symbol “SUAC.U” commenced on November 16, 2021, and on January 10, 2022, the registrant’s shares of Class A Common Stock and Warrants began to trade separately on the NYSE under the symbols “SUAC” and “SUAC.WS,” respectively. On February 9, 2022, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $295,500,000 (based on the closing price of the registrant’s Class A Common Stock on that date as reported on the NYSE).

On February 9, 2022, there were 31,350,000 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 19,248,996 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”), references to:

●	“ShoulderUp,” “we,” “us,” “company” or “our company” are to ShoulderUp Technology Acquisition Corp., a Delaware corporation;

●	“ShoulderUp Team” are to a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;

●	“Class A Common Stock” are to shares of Class A Common Stock, par value $0.0001 per share, of ShoulderUp;

●	“founder shares” are to shares of our Class B Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“public shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering;

●	“sponsor” are to ShoulderUp Technology Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the ShoulderUp Team; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the coronavirus (COVID-19) outbreak;

●	our use of proceeds not held in the trust account; or

●	our financial performance following this Form 10-K or following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a newly incorporated blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination.

To date, our efforts have been limited to organizational activities as well as activities related to the initial public offering and the search of a target company for a Business Combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We have established strategic relationships with selected leading investors and financing providers, which we refer to as the “Strategic Partners.” Our advisors (“Advisors”) are former Department of Homeland Security, FBI, U.S Cyber Command, CYBERCOM, and Crowdstrike cybersecurity experts. We also have venture capitalist and cyber technology company founders. Such Strategic Partners and Advisors may invest in and hold positions in our sponsor, including Betsy Z. Cohen who is a member of the Sponsor, thereby sharing in the appreciation of founder shares and/or private placement units, and assist us in sourcing and evaluating potential acquisition targets and creating long-term value in the business combination.

Phyllis Newhouse who serves as our Chief Executive Officer, Grace Vandecruze, who serves as our Chief Financial Officer and Janice Bryant Howroyd, who serves as one of our directors, also served as directors and/or officers of Athena Technology Acquisition Corp., a blank check company that consummated its initial public offering in March 2021. In conjunction with a successful PIPE raise of $165,000,000, in July 2021, Athena Technology Acquisition Corp. entered into a definitive agreement for a business combination with Heliogen, Inc, a provider of AI-enabled concentrated solar power, which closed on December 30, 2021.

We may pursue an initial business combination in any business or industry but expect to focus on a target in an industry where we believe the expertise of our management team and Advisors will provide us with a competitive advantage. Our expertise lends itself well to pursuing technology, and cybersecurity platforms, but we are not required to complete our initial business combination with a business in these industries, and as a result, we may pursue a business combination outside of these industries. We do not intend to acquire companies that have speculative business plans or carry excessive leverage.

Our Management Team

Our management team is led by Vincent Stewart, the Chairman of our Board of Directors, Phyllis Newhouse, our Chief Executive Officer, and Grace Vandecruze, our Chief Financial Officer. Ms. Newhouse has long-standing careers focused on identifying, evaluating and effecting strategic and financing transactions across a range of industries. Our team is designed to leverage technology, private and public market expertise to identify and execute a successful transaction. See “Our Board of Directors” section below for Mr. Stewart’s biography.

Phyllis Newhouse has served as our Chief Executive Officer since inception. Ms. Newhouse is known as a pioneer in cybersecurity. Ms. Newhouse is an entrepreneur, retired military senior non-commissioned officer, mentor, founder and Chief Executive Officer of XtremeSolutions, Inc., an Atlanta-based cybersecurity firm (“XSI”), and a Director of Heliogen, Inc, a provider of AI-enabled concentrated solar power. While serving in the United States Army on various assignments, Ms. Newhouse focused on national security and worked on several projects, which outlined the Cyber Espionage Task Force. After her service in the army, Ms. Newhouse founded XSI in 2002, which offers a wide range of IT expertise and provides industry leading, state-of-the-art information technology and cybersecurity services and solutions. XSI has employees in 42 states, with 40% of its workforce made up of veterans. In 2019, Ms. Newhouse founded ShoulderUp, a nonprofit dedicated to connecting and supporting women in their entrepreneurial journeys. Ms. Newhouse currently serves on the board of directors of the Technology Association of Georgia, is a member of the Business Executives for National Security, and since April 2021, has served on the Board of Directors of the Sabre Corporation. She also serves on the executive board and is a member of the Women President Organization. Ms. Newhouse also serves on the Board of Directors of Girls Inc., a nonprofit organization that encourages all girls to be “Strong, Smart, and Bold.” Ms. Newhouse received her B.A. in Liberal Arts Science from Saint Leo College in 1986, she is a graduate of the Institute of Entrepreneurial Leadership program sponsored by John F. Kennedy University, and she received an Honorary Doctor of Philosophy from CICA International University.

Grace Vandecruze has served as our Chief Financial Officer since inception. Ms. Vandecruze is the Founder and Managing Director at Grace Global Capital LLC, a consulting firm providing M&A financial advisory, restructuring, and valuation to insurance executives, boards and financial regulators since 2006. From August 1999 to December 2006, she served as Managing Director at Swiss Re, a Swiss reinsurance company, where Ms. Vandecruze was responsible for the firm’s regulatory advisory practice in the insurance and financial services industries. From January 1996 to August 1999, she Vice President—Private Equity at Head & Company, LLC, a private equity firm specializing in the insurance industry, and from January 1994 to January 1996, she was an associate in the Financial Institutions Group at Merrill Lynch. Since November 2020, Ms. Vandecruze has served on the Board of Directors of The Doctors Company. Since February 2021, Ms. Vandecruze has served on the Board of Directors of Links Logistics Real Estate. Ms. Vandecruze began her career working in public accounting with Ernst & Young and Grant Thornton. Ms. Vandecruze earned an M.B.A. in Finance from The Wharton School of Business at the University of Pennsylvania and a B.B.A. in Accounting from Pace University. She serves on the board of M Financial Group and The Doctors Company and is a licensed Certified Public Accountant in New York.

Our Board of Directors is comprised of professionals with extensive experience in managing businesses across different industries. We have chosen independent directors aligned with our vision. We intend to leverage our directors’ extensive management capabilities, significant investment experience and global networks to both identify a pipeline of opportunities and drive value in the initial business combination.

Our Board of Directors include:

Vincent Stewart has served as our Chairman of the Board of Directors since November 19, 2021. . Since 2020, Mr. Stewart has served as the Chief Innovation and Business Intelligence Officer of Ankura, Inc. Since 2019, Mr. Stewart has served as the owner and Chief Executive Officer of Stewart Global Solutions LLC, an international consulting company focused on cybersecurity, geopolitical intelligence, strategic planning and crisis management services. Since 2021, Mr. Stewart has served as a partner of Pine Island Capital Partners, providing strategic advice to direct investment in innovative companies best suited for addressing current national security challenges in the cybersecurity and intelligence sectors. From 2017 to 2019, Mr. Stewart was Lieutenant General in the U.S. Marine Corps who also served as Deputy Director at United States Cyber Command during his final tour of duty. From 2015 to 2017, he served as the twentieth Director of the Defense Intelligence Agency (DIA). He has served as a director of the Board of American Public Education, Inc. since May 2021 and as a director of KBR, Inc. since June 2021. He has also served as a member of the Board of Trustees of the Aerospace Corporation, a nonprofit corporation, since September 2020. He earned his Baccalaureate Degree from Western Illinois University, and earned his Masters’ Degrees in National Security and Strategic Studies from the Naval War College, Newport, R.I. and in National Resource Strategy from the Industrial College of the Armed Forces, National Defense University, Washington, D.C. Mr. Stewart is well-qualified to serve on our Board because of his extensive experience in cybersecurity and information technology sectors, and his leadership experience in the government.

Lauren Anderson has served as one of our directors since November 19, 2021. Since 2013, Ms. Anderson has served as the Chief Executive Officer of LC Anderson International Consulting. She previously held various leadership roles within the Federal Bureau of Investigation (“FBI”) over a nearly thirty-year career where she spearheaded investigations and operations, domestically and internationally, in 24 countries. Since February 2021, Ms. Anderson has served as an Independent Director for Imageware, a public biometrics technology company. Ms. Anderson has served an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership and as an advisor with Stellar Solutions, a global-systems engineering service provider since January 2021. Ms. Anderson has an Honorary Doctorate of Humane Letters from LIM College and holds a B.A. in Psychology from Muhlenberg College. She has completed executive programs at each of Harvard Business School, Northwestern University’s Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany. Ms. Anderson is well-qualified to serve on our Board because of her extensive experience in technology and cybersecurity sectors, and her leadership experience in the government.

Danelle Barrett has served as one of our directors since November 19, 2021. Since 2020, Ms. Barrett has served as a Principal at Deep Water Point, a government management consulting firm. From 2017 to 2019, Ms. Barrett served as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff where she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700K personnel across a global network. From 2015 to 2017, Ms. Barrett served as the Director of Current Operations at U.S. Cyber Command. Ms. Barrett has served as an Independent Director on the boards of KVH Industries, Inc. since June 2020, Federal Home Loan Bank of New York since November 2020, and Protego Trust Bank, N.A. since February 2021. Ms. Barrett earned a B.A. in History from Boston University where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps. She holds Masters of Arts in Management and Human Resource Development from Webster University, a Master of Arts in National Security Strategic Studies, from U.S. Naval War College, and a Master of Science in Information Management from Syracuse University. Ms. Barrett is well-qualified to serve on our Board because of her extensive experience in the cybersecurity sector, and her leadership experience in the government.

Shawn Henry has served as one of our directors since November 19, 2021. Since April 2012, Mr. Henry has served as President of CrowdStrike Services and Chief Security Officer of CrowdStrike, Inc. (“CrowdStrike”), leading a world-class team of cybersecurity professionals in investigating and mitigating targeted attacks on corporate and government networks globally. Prior to joining CrowdStrike, from 1989 to 2012, Mr. Henry worked at the United States Federal Bureau of Investigation (the “FBI”), where he oversaw half of the FBI’s investigative operations, including all FBI criminal and cyber investigations worldwide, international operations, and the FBI’s critical incident response to major investigations and disasters. He also oversaw computer crime investigations spanning the globe and received the Presidential Rank Award for Meritorious Executive for his leadership in enhancing the FBI’s cyber capabilities. Henry lectures at leading universities and is a faculty member at the National Association of Corporate Directors. Mr. Henry has served on the Advisory Boards of the Georgetown University Law Center Cybersecurity Law Institute since 2016, DoControl since 2020, the Anti-Defamation League Center for Technology and Society since 2016, and the Hofstra University School of Engineering and Applied Science since 2012. Mr. Henry has served on the Board of the Global Cyber Alliance since 2015. Mr. Henry earned a Bachelor of Business Administration from Hofstra University and a Master of Science in Criminal Justice Administration from Virginia Commonwealth University. Additionally, Mr. Henry is a graduate of the Homeland Security Executive Leadership Program of the Naval Postgraduate School. Mr. Henry is well-qualified to serve on our Board because of his extensive experience in the cybersecurity sector, and his leadership and directorship experience.

Janice Bryant Howroyd has served as one of our directors since November 19, 2021. Since September 1978, Ms. Howroyd has served as the founder and chief executive officer of the ActOne Group, an international talent and technology enterprise focusing on employment and talent management solutions. Ms. Howroyd has served as a board member of the Los Angeles Economic Development Corporation, as well as the Women’s Business Enterprise National Counsel Global Business Committee, where she works to promote opportunities for women-owned businesses. Ms. Howroyd previously served on the Board of Advisors for the White House Initiative on Historically Black Colleges and Universities during the Obama Administration. Ms. Howroyd also served on the Federal Communications Commission’s Advisory Committee on diversity and digital empowerment to encourage women and minorities to create digital enterprises. Ms. Howroyd received a B.A. in English from North Carolina A&T State University. Ms. Howroyd is well-qualified to serve on our Board because of her employment and talent management experience, as well as her extensive leadership roles within government entities.

Stacey Abrams has served as one of our directors since November 19, 2021. Ms. Abrams has served as the chief executive officer, chief financial officer and secretary of Sage Works Production, Inc. In addition, Ms. Abrams has served as the founder and executive director of Southern Economic Advancement Project since 2019. From 2007 to 2017, Ms. Abrams served as a State Representative of the Georgia General Assembly and as the minority leader from 2011 to 2017. She has been the chief executive officer of Sage Works, LLC since September 2002. She previously served as the chief executive officer of the Third Sector Development from August 1998 until March 2019, as a Senior Vice President of NOWaccount Network Corporation from 2010 to 2016 and as Secretary from 2012 to 2016. Ms. Abrams is also a New York Times best-selling author. Ms. Abrams received a B.A. in Interdisciplinary Studies from Spelman College, a Master of Public Affairs from the University of Texas Lyndon B. Johnson School of Public Affairs, and a J.D. from Yale University.

Business Strategy

Our business strategy is to leverage well-known investment platforms to identify, evaluate and complete an initial business combination with a company that we believe exhibits unrecognized value with platform for a consolidation. Although we intend to acquire a company that has sufficient scale to be a successful public company on its own, we believe that many consolidation opportunities exist in the technology and cybersecurity sectors.

For example, we believe that corporate customers are increasingly seeking diversified cybersecurity platforms that can provide multiple services across the security ecosystem. We do not intend to limit our search to one segment of the technology and cybersecurity industries but will instead target a wide variety of companies that provide an array of business technical support. We believe that our management team’s extensive experience and demonstrated success in both investing and operating businesses in this industry has culminated in a unique set of capabilities that will be utilized in generating stockholder returns.

Following completion of the initial public offering, our management and advisors have been communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of evaluating potential opportunities.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in assessing potential acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	have a strong, experienced management team, or have a platform to assemble an effective management team with a track record of driving growth and profitability;

●	have a defensible market position, with demonstrated advantages when compared to their competitors and create barriers to entry against new competitors;

●	are at an inflection point, such as requiring additional management expertise to drive improved financial performance and will benefit from innovative operational techniques;

●	are fundamentally sound companies that may be underperforming their potential;

●	exhibit unrecognized value or other favorable characteristics, generate desirable return on capital, and need the capital injection to further accelerate the growth;

●	will offer an attractive risk adjusted returns for our stockholders, potential upside from growth in the target markets and an improved capital structure will be weighed against any identified downside risks; and

●	can benefit from being a publicly traded company, are prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

In addition to any potential acquisition targets, we may identify on our own, we anticipate that other target businesses will be brought to our attention from various unaffiliated sources, including our Advisors, Strategic Partners, private equity funds, investment banks, and large business enterprises seeking to divest non-core assets or divisions.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through our management team sourcing, acquiring, financing and selling businesses through their relationships with sellers, financing sources and target companies’ management teams and through executing a number of transactions under varying economic and financial market conditions.

We believe this network will provide our management team with a robust and consistent flow of acquisition opportunities which are proprietary or where a limited group of investors were invited to participate in the sale process. In addition, we anticipate that potential acquisition targets will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Our acquisition and value creation strategy is to identify and complete our initial business combination with a company:

●	in an industry that complements the experience and expertise of our management team and our Advisors;

●	was founded with the clear vision of having powerful and differentiated relationships with their customers and that has market-leading insight into how their consumers live, what they need, and how to communicate with them effectively; and

●	creates, produces, owns, distributes and/or markets the content, products and services or facilitates the sharing economy.

We believe there are many potential targets that meet these criteria that could become attractive public companies with long-term growth potential and attractive competitive positioning.

We will seek to:

●	leverage the strategic and transaction experience of our management team and Advisors to bring advice and attention to potential targets;

●	deliver creative, multi-faceted approaches to transaction sourcing; and

●	utilize an understanding of global financial markets and events, capital markets and overall corporate strategy options, including experience in evaluating company’s readiness for public markets.

Our strategy is to leverage broad expertise, unique networks and the strategic and transaction experience of our management team and Advisors to identify and execute an initial business combination, which we believe will result in an acquisition and overall value enhancement of our target.

Our selection process will leverage our network of industry professionals, the contacts of our management and Advisors, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe will provide us with a number of business combination opportunities.

We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our management and operational experience, relationships and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Following completion of the initial public offering, members of our management team and our Advisors have been communicating with their network of relationships to articulate our initial business combination criteria, including the parameters of our search for a target, and will begin the disciplined process of pursuing and reviewing promising leads.

Our management team has experience in sourcing, structuring, acquiring and selling businesses; fostering relationships with sellers, capital providers and target management teams; negotiating transactions with terms favorable for investors; executing transactions in multiple geographies and under varying economic and financial market conditions; and accessing the capital markets, including financing businesses and helping companies transition to public ownership.

Our Advisors have experience in operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent; acquiring and integrating companies; and developing and growing companies, both organically and through acquisitions, and strategic transactions and through expanding the product range and geographic footprint of a number of target businesses.

We further believe that our unique perspective as a vision driven company ourselves will enhance our attractiveness to potential target companies aligned with our vision. We believe that target companies will see the value in working with us as they embark on the path toward public ownership. To those companies, we are a like-minded partner with a broad support network that enhances our marketability to them.

Competitive Strengths

We believe reputation, sourcing, valuation, diligence and execution capabilities of our management team and our Advisors will provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise and create value for our stockholders.

Our competitive strengths include the following:

Strong Motivation to Fulfill our Purpose and our Vision. The team we have assembled to execute on capital formation and on an initial business combination, including our management, Advisors, underwriters, legal advisors, auditors and accountants, have all expressed dedication to our vision and therefore understand the wider significance and impact of successfully fulfilling it.

Deep Experience of Advisors. We believe that our ability to leverage the experience of our Advisors, who comprise operating executives of companies across multiple sectors and industries, will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Unique Strength of Relationships with Company Founders. Our management and Advisors have been co-founders, early-stage investors and board members of companies we intend to target.

Proprietary Sourcing Channels and Leading Industry Relationships. We believe that the connections and capabilities of our management team, in combination with those of our Advisors, will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by the reputation and deep industry relationships of our management team and our Advisors.

Investing and Transaction Experience. We believe that our management’s track record of identifying and sourcing transactions coupled with our Advisors’ platform that includes professionals with deep expertise across corporate strategy, investing and transaction execution positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

Execution and Structuring Capability. We believe that the combined expertise and reputation of our management and our Advisors will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Investment Criteria

We are focused on identifying companies that would benefit from becoming publicly-traded entities. We believe that our business strategy creates a compelling alternative for a growing company in a traditionally underfunded area to become a public entity and thus gain liquidity, diversify funding sources, and benefit from public market participation.

We have developed the following high-level, non-exclusive investment criteria that we will use to screen for and evaluate target businesses.

We will seek to acquire a business that have strong business fundamentals and that:

Would Benefit Uniquely from our Capabilities—a business where the collective capabilities of our management and Advisors can be leveraged to tangibly improve the operations and market position of the target.

Is Sourced Through our Proprietary Channels. We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source potential targets.

Has a Committed and Capable Management Team—a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our founders. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

Has the Potential to Grow Through Further Acquisition Opportunities—a business that has the platform to grow inorganically through acquisitions.

Offers an Attractive Potential Return for our Stockholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, code reviews, security audits, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry.

Each of our directors and officers own founder shares following the completion of the initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under the Delaware General Corporation Law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem or repurchase shares of Class A Common Stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 125 Townpark Drive, Suite 3000, Kennesaw, Georgia 30144. The cost for this space is included in the $10,000 per-month fee to our sponsor. We will be charged for general and administrative services commencing on the date of this Form 10-K pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A Common Stock and warrants under the Exchange Act and will have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Risk Factor Summary

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Such risks include, but are not limited to:

●	being a newly formed company without an operating history;

●	any delay in receiving distributions from the trust account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of other blank check companies;

●	deviation from acquisition criteria in selecting a target for a business acquisition;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims;

●	the ability to timely complete a business combination;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by the NYSE;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	a change in control in connection with a business combination

●	warrants adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or the rules of the NYSE, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own approximately 28% of our outstanding common stock (including the private placement shares) immediately following the completion of the initial public offering. Our initial stockholders and management team also may from time-to-time purchase Class A Common Stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 8,017,040, or 30.25%, of the 26,500,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

An investor’s only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of an investment in us, investors will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, an investor’s only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising redemption rights within the period of time (which will be at least 20 business days) set forth in our proxy or tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 18 months after the closing of the initial public offering (or up to any extension period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period.

Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 18 months after the closing of the initial public offering or during any extension period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of the initial public offering or during any extension period. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic could continue to, and other infectious diseases could in the future, adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of the initial public offering or during any extension period, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months from the closing of the initial public offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of the initial public offering and any extension period, if applicable, before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the private placement units and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of the offering or during any extension period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement units, only $1,675,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following such closing or during any extension period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $525,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $525,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the initial public offering as well as our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15 month from the closing of the initial public offering or during any extension period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire, and operate a business or businesses that can benefit from their established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective /target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large, accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of our outstanding warrants (other than to lower the exercise price of the warrants or extend the duration of the exercise period of the warrants). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of the initial public offering or during any extension period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own approximately 28% of our common stock upon the closing of the initial public offering (assuming they do not purchase any units in the initial public offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Each of the agreements related to the initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement units purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon closing of the initial public offering, our initial stockholders will own approximately 28% of our issued and outstanding common stock (assuming they do not purchase any units in the initial public offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units in the initial public offering or if our initial stockholders purchase any additional Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable.

Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be adversely impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could adversely impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may adversely impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus adversely impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may adversely impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement units provided us with of $296,475,000 that we may use to complete our initial business combination (after taking into account the $11,200,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could adversely impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could adversely impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may engage the underwriter or its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriter or its affiliates and no fees or other compensation for such services will be paid to the underwriter or its affiliates, unless such payment would not be deemed underwriting compensation in connection with the initial public offering. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to our Sponsor and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our common shares to materially decline.

While we are offering our units at an offering price of $10.00 per unit and the amount in the trust account is initially anticipated to be $10.20 per public share, implying an initial value of $10.20 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or $0.00239234 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.

Our sponsor has invested an aggregate of $13,525,000 in us in connection with the initial public offering, comprised of the $25,000 purchase price for the founder shares and the $13,500,000 purchase price for the private placement units. As a result, even if the trading price of our common shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our common shares is less than $10.20 per share. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our common shares to decline, while our public stockholders who purchased their units in the initial public offering could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 30, 2021, our sponsor paid us $25,000, which we used to cover certain of our offering costs, in exchange for 9,833,333 founder shares, and in November 2021, we effected a 1.0627119 for 1 stock split of our common stock, so that our sponsor owns an aggregate of 10,450,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The number of founder shares outstanding was determined based on the expectation that the total size of the initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 25% of the outstanding shares (including the private placement shares) after the initial public offering. In connection with an increase in the size of the offering to a maximum of 30,000,000 units pursuant to Rule 462(b) under the Securities Act, in November 2021, we effected a 1.0627119 for 1 stock split of our common stock, so that our sponsor owns an aggregate of 10,450,000 founder shares, or approximately 25% of the outstanding shares (including the private placement shares) after the initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 1,350,000 private placement units at a price of $10.00 per unit, or $13,500,000, that will also be worthless if we do not complete our initial business combination. Each private placement unit consists of one share of Class A Common Stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.” —Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. The personal and financial interests of our officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. the initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or during any extension period; or (iii) absent an initial business combination within 18 months from the closing of the initial public offering or during any extension period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, stockholders will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units have been approved for listing on the NYSE. Following the date the shares of our Class A Common Stock and public warrants are eligible to trade separately, we anticipate that the shares of our Class A Common Stock and public warrants will be separately listed on the NYSE. Although after giving effect to the initial public offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A Common Stock and public warrants will be listed on the NYSE, our units, Class A Common Stock and public warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional shares of Class A Common Stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 268,650,000 and 9,550,000 authorized but unissued shares of Class A Common Stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A Common Stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the initial public offering or during any extension period or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of Class A Common Stock if shares of preferred stock are issued with rights senior to those afforded our Class A Common Stock;

●	could cause a change in control if a substantial number of shares of Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A Common Stock and/or public warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A Common Stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A Common Stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A Common Stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of shares of Class A Common Stock outstanding (including the private placement shares) after such conversion, including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 25% of the total number of shares to be outstanding (including the private placement shares) prior to our initial business combination.

Warrantholders will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Common Stock or certain exemptions are available.

If the issuance of the Class A Common Stock upon exercise of the public warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of public warrants will not be entitled to exercise such public warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Common Stock included in the units.

We have not registered the Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 30 days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current registration statement relating to the Class A Common Stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so.

If the shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. In the even holders are required to exercise warrants on a cashless basis, such exercise would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If our shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change other than to lower the exercise price of the warrants or extend the duration of the exercise period of the warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants and founder shares may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 15,000,000 shares of our Class A Common Stock as part of the initial public offering. Simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 1,350,000 private placement units at a price of $10.00 per unit, or $13,500,000. Each private placement unit consists of one private placement share and one-half of one private placement warrant and each private placement warrant is exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as provided herein. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 150,000 private placement-equivalent units, at the price of $10.00 per unit. The units would be identical to the private placement units. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants included in the private placement units are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees, they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A Common Stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination, since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if our units included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of common stock, the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the shares of Class A Common Stock issuable upon exercise of the private placement warrants, the shares of Class A Common Stock issuable upon conversion of the founder shares, the shares of Class A Common Stock included in the private placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such Class A Common Stock, warrants or the Class A Common Stock issuable upon exercise of such units and warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce these exclusive forum provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through the initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

The past performance of our management team or their respective affiliates is not a guarantee of either: (i) that we will be able to identify a suitable candidate for our initial business combination; or (ii) success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may face risks related to technology, and cybersecurity businesses.

Business combinations with technology, and cybersecurity businesses entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks after the business combination:

●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

●	the loss of one or more members of our management team, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business;

●	if our security is compromised or if our platform is subjected to attacks that frustrate or thwart our users’ ability to access our products and services, our users, advertisers, and partners may cut back on or stop using our products and services altogether, which could seriously harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business;

●	an inability to manage rapid change, increasing consumer expectations and growth; and

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology, and cybersecurity businesses. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 125 Townpark Drive, Suite 3000, Kennesaw, Georgia 30144.

ITEM 3. LEGAL PROCEEDINGS

We may be party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units began trading on the NYSE under the symbol “SUAC.U” on November 19, 2021. On January 7, 2022, we announced that holders of our Units could elect to separately trade the Class A Common Stock and Warrants included in the Units. On January 10, 2022, our Class A Common Stock and Warrants began trading on the NYSE under the symbols “SUAC” and “SUAC.W,” respectively. Each Unit consists of one share of Class A Common Stock and one-third of one Redeemable Warrant. Each warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated November 17, 2021 which was filed with the SEC on November 18, 2021.

(b) Holders

On February 9, 2021, there were 2 holders of record of our Units, 1 holder of record of our separately traded Class A Common Stock, and 1 holder of record of our separately traded Warrants. The actual number of holders of our units is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.

(c) Dividends

We have not paid any cash dividends on our Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities;

None.

(g) Use of Proceeds from Registered Offerings

On November 19, 2021, we sold 30,000,000 units, including 3,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at a purchase price of $10.00 per unit in our initial public offering (the “IPO”). Simultaneously with the closing of the initial public offering, we consummated the private placement of 1,350,000 private shares for an aggregate purchase price of $13,500,000 (the “Private Placement”). Following the closing of the IPO and the Private Placement on November 19, 2021, $306,000,000 ($10.20 per unit) from the net proceeds of the sale of the units in the IPO and the sale of the private placement units was deposited into our trust account (the “Trust Account”), and $1,656,890 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes. Transaction costs (other than deferred underwriting commissions) amounted to $6,620,368 consisting of $5,300,000 of underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters).

The net proceeds deposited into the Trust Account are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Through December 31, 2021, we used $227,836 of the net proceeds from the IPO and the Private Placement for general and administrative expenses and for franchise taxes.

As of December 31, 2021, after giving effect to the IPO, the Private Placement and our operations subsequent thereto, $306,003,154 was held in the Trust Account, and we had $790,770 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable initial business combination, and for general corporate matters.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. References to the “Company,” “us” or “we” refer to ShoulderUp Technology Acquisition Corp.

Overview

We are a blank check company incorporated in Delaware on May 20, 2021, for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On November 19, 2021, we consummated our IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300 million.

Simultaneously with the closing of the IPO, we consummated the private placement of 1,350,000 private units for an aggregate purchase price of $13,500,000.

Upon the closing of our IPO on November 19, 2021, $306,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of private shares were placed in the Trust Account.

If we are unable to complete the initial business combination within 18 months from the closing of the IPO , we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity from inception up to December 31, 2021 was our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from May 20, 2021 (inception) through December 31, 2021, we had net loss of approximately $225,000, which consisted of general and administrative expenses of approximately $104,000; and franchise tax expense of approximately $124,000; offset by the income from investments held in the Trust Account and operating account of approximately $3,000.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.8 million in its operating bank account, and working capital of approximately $0.9 million. The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 to our consolidated financial statements) for the Founder Shares, the loan of approximately $29,000 from the Sponsor under the Note (as defined in Note 4 to our consolidated financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account.

Of the net proceeds from the IPO and associated private placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5 our consolidated financial statements). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Critical Accounting Policies

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated articles of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all public shares would be classified outside of permanent equity.

We have elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from May 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ShoulderUp Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ShoulderUp Technology Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 3, 2022

PCAOB ID Number 100

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$790,770
Prepaid expenses	533,677
Total current assets	1,324,447
Investments held in Trust Account	306,003,154
Total Assets	$307,327,601

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$304,778
Accrued expenses	12,874
Franchise tax payable	123,886
Due to related party	11,098
Total current liabilities	452,636
Deferred underwriting commissions	11,200,000
Total liabilities	11,652,636

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 issued and outstanding at redemption value of $10.20 per share	306,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding (1)	1,045
Additional paid-in capital	-
Subscription receivable	(600,000)
Accumulated deficit	(9,726,215)
Total stockholders’ deficit	(10,325,035)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$307,327,601

(1)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$103,950
Franchise tax expense	123,886
Loss from operations	(227,836)
Other income:
Interest income from operating account	14
Income from investments held in Trust Account	3,154
Net loss	$(224,668)

Basic and diluted weighted average shares outstanding of Class A common stock	10,871,371
Basic and diluted net loss per share, Class A common stock	$(0.01)
Basic and diluted weighted average shares outstanding of Class B common stock (1)	9,672,661
Basic and diluted net loss per share, Class B common stock	$(0.01)

(1)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - May 20, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	10,450,000	1,045	23,955	-	-	25,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	-	-	-	-	13,350,000	-	-	13,350,000
Sale of private placement units to Sponsor in private placement (including fair value of Private Placement Warrants and subscription receivable)	1,350,000	135	-	-	13,499,865	(600,000)	-	12,900,000
Offering costs associated with issuance of Public and Private Placement Warrants	-	-	-	-	(779,246)	-	-	(779,246)
Accretion for Class A common stock to possible redemption amount	-	-	-	-	(26,094,574)		(9,501,547)	(35,596,121)
Net loss	-	-	-	-	-	-	(224,668)	(224,668)
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)

(1)	In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, resulting in an aggregate of 10,450,000 shares of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 5).

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MAY 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(224,668)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	1,516
Income from investments held in Trust Account	(3,154)
Changes in operating assets and liabilities:
Prepaid expenses	(533,677)
Accounts payable	23,928
Accrued expenses	18,874
Franchise tax payable	123,886
Net cash used in operating activities	(593,295)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(306,000,000)
Net cash used in investing activities	(306,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Repayment of advance to related party	(23,840)
Proceeds received from initial public offering, gross	300,000,000
Proceeds received from private placement	12,900,000
Offering costs paid	(5,517,095)
Net cash provided by financing activities	307,384,065

Net increase in cash	790,770
Cash - beginning of the period	-
Cash - end of the period	$790,770

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$280,850
Offering costs paid by related party	$27,423
Deferred underwriting commissions	$11,200,000
Subscription receivable	$600,000

The accompanying notes are an integral part of these financial statements.

Note 1 - Organization and Business Operation

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

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is ShoulderUp Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statements for the Company’s IPO were declared effective on November 17, 2021. On November 19, 2021, the Company’s consummated the IPO of 30,000,000 units, including 3,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit (the “Units”), which is discussed in Note 3, generating gross proceeds to the Company of $300,000,000. Each Unit consists of one share (the “Public Shares”) of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 1,350,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds to the Company of $13,500,000, of which $600,000 has not been funded and was recorded as subscription receivable, which is described in Note 4. Each Private Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Transaction costs amounted to $17,820,368 consisting of $5,300,000 of underwriting commissions, $11,200,000 of deferred underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters), and was allocated between Class A common stock subject to possible redemption, Public Warrants, Private Placement Shares, and Private Placement Warrants.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.8 million in its operating bank account, and working capital of approximately $0.9 million. The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares, the loan of approximately $29,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs were allocated between the Public Shares, Public Warrants, Private Placement Shares, and Private Placement Warrants, based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Public Warrants, Private Placement Shares, and Private Placement Warrants were charged against stockholders’ equity (deficit). Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from May 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Period From May 20, 2021 (inception) through December 31, 2021
	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(118,888)	$(105,779)
Denominator:
Basic and diluted weighted average common stock outstanding	10,871,371	9,672,661
Basic and diluted net loss per common stock	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of December 31, 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Note 5 - Related Party Transactions

Founder Shares

On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 Founder Shares. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option is not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares were no longer subject to forfeiture.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of December 31, 2021, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of December 31, 2021, approximately $5,000 remains outstanding and is due on demand, and is included in the due to related party on the accompanying balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the period from May 20, 2021 through December 31, 2021, the Company incurred expenses of $14,000 under this agreement and is included in the general and administrative expenses on the accompanying statement of operations. As of December 31, 2021, the Company had $6,000 outstanding for services in connection with such agreement and is included in the due to related party on the accompanying balance sheet.

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from initial public offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(13,350,000)
Offering costs allocated to Class A common stock	(16,246,121)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,596,121
Class A common stock subject to possible redemption	$306,000,000

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture.

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

Warrants - As of December 31, 2021, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,003,154	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from May 20, 2021 (inception) through December 31, 2021.

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from May 20, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following:

December 31, 2021
Current
Federal	$-
State	-
Deferred
Federal	(21,830)
State	-
Change in valuation allowance	21,830
Income tax provision expense	$-

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$21,830
Net operating loss carryforwards	-
Total deferred tax assets	21,830
Valuation allowance	(21,830)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from May 20, 2021 (inception) through December 31, 2021:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Meals & entertainment	0.0%
Change in valuation allowance	(21.0)%
Income Tax Benefit	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Title
Vincent Stewart	63	Chairman of the Board of Directors
Phyllis Newhouse	59	Chief Executive Officer and Director
Grace Vandecruze	58	Chief Financial Officer
Lauren Anderson	64	Director
Danelle Barrett	54	Director
Shawn Henry	59	Director
Janice Bryant Howroyd	69	Director
Stacey Abrams	48	Director

Phyllis Newhouse has served as our Chief Executive Officer since inception. Ms. Newhouse is known as a pioneer in cybersecurity. Ms. Newhouse is an entrepreneur, retired military senior non-commissioned officer, mentor, founder and Chief Executive Officer of XtremeSolutions, Inc., an Atlanta-based cybersecurity firm (“XSI”), and a Director of Heliogen, Inc, a provider of AI-enabled concentrated solar power. While serving in the United States Army on various assignments, Ms. Newhouse focused on national security and worked on several projects, which outlined the Cyber Espionage Task Force. After her service in the army, Ms. Newhouse founded XSI in 2002, which offers a wide range of IT expertise and provides industry leading, state-of-the-art information technology and cybersecurity services and solutions. XSI has employees in 42 states, with 40% of its workforce made up of veterans. In 2019, Ms. Newhouse founded ShoulderUp, a nonprofit dedicated to connecting and supporting women in their entrepreneurial journeys. Ms. Newhouse currently serves on the board of directors of the Technology Association of Georgia, is a member of the Business Executives for National Security, and since April 2021, has served on the Board of Directors of the Sabre Corporation. She also serves on the executive board and is a member of the Women President Organization. Ms. Newhouse also serves on the Board of Directors of Girls Inc., a nonprofit organization that encourages all girls to be “Strong, Smart, and Bold.” Ms. Newhouse received her B.A. in Liberal Arts Science from Saint Leo College in 1986, she is a graduate of the Institute of Entrepreneurial Leadership program sponsored by John F. Kennedy University, and she received an Honorary Doctor of Philosophy from CICA International University.

Grace Vandecruze has served as our Chief Financial Officer since inception. Ms. Vandecruze is the Founder and Managing Director at Grace Global Capital LLC, a consulting firm providing M&A financial advisory, restructuring, and valuation to insurance executives, boards and financial regulators since 2006. From August 1999 to December 2006, she served as Managing Director at Swiss Re, a Swiss reinsurance company, where Ms. Vandecruze was responsible for the firm’s regulatory advisory practice in the insurance and financial services industries. From January 1996 to August 1999, she Vice President—Private Equity at Head & Company, LLC, a private equity firm specializing in the insurance industry, and from January 1994 to January 1996, she was an associate in the Financial Institutions Group at Merrill Lynch. Since November 2020, Ms. Vandecruze has served on the Board of Directors of The Doctors Company. Since February 2021, Ms. Vandecruze has served on the Board of Directors of Links Logistics Real Estate. Ms. Vandecruze began her career working in public accounting with Ernst & Young and Grant Thornton. Ms. Vandecruze earned an M.B.A. in Finance from The Wharton School of Business at the University of Pennsylvania and a B.B.A. in Accounting from Pace University. She serves on the board of M Financial Group and The Doctors Company and is a licensed Certified Public Accountant in New York.

Vincent Stewart has served as our Chairman of the Board of Directors since November 19, 2021. Since 2020, Mr. Stewart has served as the Chief Innovation and Business Intelligence Officer of Ankura, Inc. Since 2019, Mr. Stewart has served as the owner and Chief Executive Officer of Stewart Global Solutions LLC, an international consulting company focused on cybersecurity, geopolitical intelligence, strategic planning and crisis management services. Since 2021, Mr. Stewart has served as a partner of Pine Island Capital Partners, providing strategic advice to direct investment in innovative companies best suited for addressing current national security challenges in the cybersecurity and intelligence sectors. From 2017 to 2019, Mr. Stewart was Lieutenant General in the U.S. Marine Corps who also served as Deputy Director at United States Cyber Command during his final tour of duty. From 2015 to 2017, he served as the twentieth Director of the Defense Intelligence Agency (DIA). He has served as a director of the Board of American Public Education, Inc. since May 2021 and as a director of KBR, Inc. since June 2021. He has also served as a member of the Board of Trustees of the Aerospace Corporation, a nonprofit corporation, since September 2020. He earned his Baccalaureate Degree from Western Illinois University, and earned his Masters’ Degrees in National Security and Strategic Studies from the Naval War College, Newport, R.I. and in National Resource Strategy from the Industrial College of the Armed Forces, National Defense University, Washington, D.C. Mr. Stewart is well-qualified to serve on our Board because of his extensive experience in cybersecurity and information technology sectors, and his leadership experience in the government.

Lauren Anderson has served as one of our directors since November 19, 2021. Since 2013, Ms. Anderson has served as the Chief Executive Officer of LC Anderson International Consulting. She previously held various leadership roles within the Federal Bureau of Investigation (“FBI”) over a nearly thirty-year career where she spearheaded investigations and operations, domestically and internationally, in 24 countries. Since February 2021, Ms. Anderson has served as an Independent Director for Imageware, a public biometrics technology company. Ms. Anderson has served an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership and as an advisor with Stellar Solutions, a global-systems engineering service provider since January 2021. Ms. Anderson has an Honorary Doctorate of Humane Letters from LIM College and holds a B.A. in Psychology from Muhlenberg College. She has completed executive programs at each of Harvard Business School, Northwestern University’s Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany. Ms. Anderson is well-qualified to serve on our Board because of her extensive experience in technology and cybersecurity sectors, and her leadership experience in the government.

Danelle Barrett has served as one of our directors since November 19, 2021. Since 2020, Ms. Barrett has served as a Principal at Deep Water Point, a government management consulting firm. From 2017 to 2019, Ms. Barrett served as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff where she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700K personnel across a global network. From 2015 to 2017, Ms. Barrett served as the Director of Current Operations at U.S. Cyber Command. Ms. Barrett has served as an Independent Director on the boards of KVH Industries, Inc. since June 2020, Federal Home Loan Bank of New York since November 2020, and Protego Trust Bank, N.A. since February 2021. Ms. Barrett earned a B.A. in History from Boston University where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps. She holds Masters of Arts in Management and Human Resource Development from Webster University, a Master of Arts in National Security Strategic Studies, from U.S. Naval War College, and a Master of Science in Information Management from Syracuse University. Ms. Barrett is well-qualified to serve on our Board because of her extensive experience in the cybersecurity sector, and her leadership experience in the government.

Shawn Henry has served as one of our directors since November 19, 2021. Since April 2012, Mr. Henry has served as President of CrowdStrike Services and Chief Security Officer of CrowdStrike, Inc. (“CrowdStrike”), leading a world-class team of cybersecurity professionals in investigating and mitigating targeted attacks on corporate and government networks globally. Prior to joining CrowdStrike, from 1989 to 2012, Mr. Henry worked at the United States Federal Bureau of Investigation (the “FBI”), where he oversaw half of the FBI’s investigative operations, including all FBI criminal and cyber investigations worldwide, international operations, and the FBI’s critical incident response to major investigations and disasters. He also oversaw computer crime investigations spanning the globe and received the Presidential Rank Award for Meritorious Executive for his leadership in enhancing the FBI’s cyber capabilities. Henry lectures at leading universities and is a faculty member at the National Association of Corporate Directors. Mr. Henry has served on the Advisory Boards of the Georgetown University Law Center Cybersecurity Law Institute since 2016, DoControl since 2020, the Anti-Defamation League Center for Technology and Society since 2016, and the Hofstra University School of Engineering and Applied Science since 2012. Mr. Henry has served on the Board of the Global Cyber Alliance since 2015. Mr. Henry earned a Bachelor of Business Administration from Hofstra University and a Master of Science in Criminal Justice Administration from Virginia Commonwealth University. Additionally, Mr. Henry is a graduate of the Homeland Security Executive Leadership Program of the Naval Postgraduate School. Mr. Henry is well-qualified to serve on our Board because of his extensive experience in the cybersecurity sector, and his leadership and directorship experience.

Janice Bryant Howroyd has served as one of our directors since November 19, 2021. Since September 1978, Ms. Howroyd has served as the founder and chief executive officer of the ActOne Group, an international talent and technology enterprise focusing on employment and talent management solutions. Ms. Howroyd has served as a board member of the Los Angeles Economic Development Corporation, as well as the Women’s Business Enterprise National Counsel Global Business Committee, where she works to promote opportunities for women-owned businesses. Ms. Howroyd previously served on the Board of Advisors for the White House Initiative on Historically Black Colleges and Universities during the Obama Administration. Ms. Howroyd also served on the Federal Communications Commission’s Advisory Committee on diversity and digital empowerment to encourage women and minorities to create digital enterprises. Ms. Howroyd received a B.A. in English from North Carolina A&T State University. Ms. Howroyd is well-qualified to serve on our Board because of her employment and talent management experience, as well as her extensive leadership roles within government entities.

Stacey Abrams has served as one of our directors since November 19, 2021. Ms. Abrams has served as the chief executive officer, chief financial officer and secretary of Sage Works Production, Inc. In addition, Ms. Abrams has served as the founder and executive director of Southern Economic Advancement Project since 2019. From 2007 to 2017, Ms. Abrams served as a State Representative of the Georgia General Assembly and as the minority leader from 2011 to 2017. She has been the chief executive officer of Sage Works, LLC since September 2002. She previously served as the chief executive officer of the Third Sector Development from August 1998 until March 2019, as a Senior Vice President of NOWaccount Network Corporation from 2010 to 2016 and as Secretary from 2012 to 2016. Ms. Abrams is also a New York Times best-selling author. Ms. Abrams received a B.A. in Interdisciplinary Studies from Spelman College, a Master of Public Affairs from the University of Texas Lyndon B. Johnson School of Public Affairs, and a J.D. from Yale University.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE.

The term of office of the first class of directors, consisting of Lauren Anderson and Danelle Barrett, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Shawn Henry and Janice Bryant Howroyd, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vincent Stewart, Phyllis Newhouse and Stacey Abrams will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation, and our bylaws. Our bylaws provide that our officers shall consist of a Chief Executive Officer, Chief Financial Officer, and Secretary and may consist of a Chairman of the Board, President, Vice Presidents, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Board Meetings

During 2021, there was one meeting of our board of directors. All of our directors attended at least 75% of the meetings held during 2021. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Vincent Stewart, Lauren Anderson, Danelle Barrett, Shawn Henry, and Janice Bryant Howroyd are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

We have established an audit committee of the board of directors Vincent Stewart, Lauren Anderson, Janice Bryant Howroyd and Shawn Henry will serve as members of our audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Each member of the audit committee is financially literate and our board of directors has determined that Shawn Henry qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Shawn Henry, Danelle Barrett and Stacey Abrams.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We have established a compensation committee of the board of directors. Lauren Anderson, Danelle Barrett and Janice Bryant Howroyd serve as members of our compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 18 months or during any extension period, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (“Code of Ethics”) that applies to all of our executive officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business and is filed as an exhibit to this Form 10-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Phyllis Newhouse	XtremeSolutions, Inc.	Cybersecurity	Founder and Chief Executive Officer
	Athena Technology Acquisition Corp.	Blank Check Company	Founder, former Chief Executive Officer, and Director
	Heliogen, Inc.	Green Energy Technology	Director
	ShoulderUp Ventures	Nonprofit	Founder
	Sabre Corporation	Travel Technology	Director

Grace Vandecruze	Grace Global Capital LLC	M&A Financial Advisory	Founder and Managing Director
	The Doctors Company	Medical Malpractice Insurance	Director
	PIMCO Closed End Funds	Investment	Director
	Link Logistics Real Estate	Real Estate	Director
	Resolution Life Group Holdings	Life Insurance	Director

Vincent Stewart	Ankura, Inc.	Consulting	Chief Innovation and Business Intelligence Officer
	Stewart Global Solutions LLC	Consulting	Owner and Chief Executive Officer
	American Public Education, Inc.	Education	Director
	KBR, Inc.	Technology	Director

Lauren Anderson	LC Anderson International Consulting	Consulting	Chief Executive Officer
	Imageware Systems, Inc.	Technology	Director
	Stellar Solutions	Engineering Service Provider	Advisor

Danelle Barrett	Deep Water Point	Consulting	Principal
	KVH Industries, Inc.	Communications Equipment	Director
	Federal Home Loan Bank of New York	Bank	Director
	Protego Trust Bank, N.A.	Bank	Director

Shawn Henry	CrowdStrike Services	Cybersecurity	President
	CrowdStrike, Inc.	Cybersecurity	Chief Security Officer

Janice Bryant Howroyd	ActOne Group	Talent and Technology	Founder and Chief Executive Officer

Stacey Abrams	Sage Works Production, Inc.	Production	Chief Executive Officer
	Sage Works, LLC	Consulting	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased founder shares prior to the initial public offering and purchased private placement units in a transaction that closed simultaneously with the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame extension period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement units will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire after the date of this Form 10-K (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Commencing on the date of the initial public offering through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Compensation

None of our directors has received any cash compensation for services rendered to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Form 10-K by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

	After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock(2)

Executive Officers and Directors:
Phyllis Newhouse(3)(4)	11,800,000	28.2%
Grace Vandecruze	—	—
Vincent Stewart	—	—
Lauren Anderson	—	—
Danelle Barrett	—	—
Shawn Henry	—	—
Janice Bryant Howroyd	—	—
Stacey Abrams	—	—
All executive officers and directors as a group (nine individuals)	11,800,000	28.2
Five Percent Holders:
Saba Capital Management, L.P.(5)	2,500,715	8.0
ShoulderUp Technology Sponsor LLC(3)(4)	11,800,000	28.2

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 125 Townpark Drive, Suite 300, Kennesaw, GA 30144.

(2)	The percentages used herein are calculated based upon 41,800,000 shares of common stock outstanding as of February 14, 2022.

(3)	Interests shown consists of (i) 10,450,000 founder share sand (ii) shares of Class A common stock part of 1,350,000 private placement units. The shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment. Each private placement unit consists of one private placement share and one-half of one private placement warrant.

(4)	ShoulderUp Technology Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Phyllis Newhouse, our Chief Executive Officer, is the managing member of our sponsor and has voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of these relationships, Phyllis Newhouse may be deemed to have beneficial ownership of the securities held of record by our sponsor. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(5)	The address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, New York 10174

After giving effect to the issuance of founder shares and private placement of the private placement units, our initial stockholder and purchasers of the private placement units own 28.2% of the outstanding common stock following the offering (assuming that holders of founder shares and purchasers of the private placement units do not purchase any public shares in the offering or the public market). Because of this ownership block, our initial stockholders and holders of private placement shares may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination. The holders of the founder shares and private placement shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Our sponsor purchased 1,350,000 private placement units at a price of $10.00 per unit, or $13,350,000 in a private placement that will occurred simultaneously with the closing of IPO. Each private placement unit consists of one share of Class A Common Stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Our Sponsor and its permitted transferees will not have redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within 18 months from the closing of the initial public offering or during any extension period. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and private placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the completion of the initial public offering or during any extension period and (iii) if we fail to consummate a business combination within 18 months from the completion of the initial public offering or during any extension period or if we liquidate prior to the expiration of the 18 month period or during any extension period. However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18 month period or during any extension period.

ShoulderUp Technology Sponsor LLC, our sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 30, 2021, our sponsor paid us $25,000, which we used to cover certain of our offering costs in exchange for 9,833,333 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of initial public offering would be a maximum of 28,750,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25% of the outstanding shares (including the private placement shares) after the initial public offering. In connection with an increase in the size of the offering to a maximum of 30,000,000 units pursuant to Rule 462(b) under the Securities Act, in November 2021, we effected a 1.0627119 for 1 stock split of our common stock, so that our sponsor owns an aggregate of 10,450,000 founder shares, or approximately 25% of the outstanding shares (including the private placement shares) after the initial public offering.

Our sponsor purchased 1,350,000 private placement units at a price of $10.00 per unit, or $13,500,000 in a private placement that will occurred simultaneously with the closing of the initial public offering. Each private placement unit consists of one share of Class A Common Stock and one-half of one private placement warrant. Each whole private placement warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Our Sponsor and its permitted transferees will not have redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within 18 months from the closing of the initial public offering or during any extension period. The private placement shares and private placement warrants (including the Class A Common Stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 125 Townpark Drive, Suite 300, Kennesaw, GA 30144 from our sponsor. Subsequent to the closing of the initial public offering, we will pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from May 20, 2021 (date of inception) through December 31, 2021
Audit Fees (1)	$69,010
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$69,010

(1)	Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 3 day of March, 2022.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

By:	/s/ Phyllis W. Newhouse
Name:	Phyllis W. Newhouse
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Phyllis W. Newhouse and Grace Vandecruze, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of ShoulderUp Technology Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Phyllis W. Newhouse	Chief Executive Officer, and Director (Principal Executive Officer)	March 3, 2022
Phyllis W. Newhouse

/s/ Vincent Stewart	Chairman, and Director	March 3, 2022
Vincent Stewart

/s/ Grace Vandecruze	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2022
Grace Vandecruze

/s/ Lauren C. Anderson	Director	March 3, 2022
Lauren C. Anderson

/s/ Danelle Barrett	Director	March 3, 2022
Danelle Barrett

/s/ Shawn Henry	Director	March 3, 2022
Shawn Henry

/s/ Janice Bryant Howroyd	Director	March 3, 2022
Janice Bryant Howroyd

/s/ Stacey Abrams	Director	March 3, 2022
Stacey Abrams

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated November 16, 2021, by and between the Company and Citigroup Global Markets Inc.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.3	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

4.5	Description of Securities	Filed herewith.

10.1	Letter Agreement, dated November 16, 2021, by and among the Company, each of its officers and directors and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.3	Registration Rights Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.4	Private Placement Unit Purchase Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.5	Administrative Services Agreement, dated November 16, 2021, by and among the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

Exhibit No.	Description	Incorporation by Reference
10.6	Form of Indemnity Agreement	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.7	Promissory Note issued to ShoulderUp Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.8	Subscription Agreement between the Registrant and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

14	Code of Business Conduct and Ethics	Filed as Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File