Form 10-Q
period 2022-03-31
ShoulderUP Technology Acquisition Corp.
filed 2022-05-02
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41076

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-1730135
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

125 Townpark Drive, Suite 300 Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

(970) 924-0446

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	SUAC.U	New York Stock Exchange
Class A Common Stock, $0.0001 par value	SUAC	New York Stock Exchange
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2022, there were 31,350,000 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$586,500	$790,770
Prepaid expenses	456,457	533,677
Total current assets	1,042,957	1,324,447
Investments held in Trust Account	306,033,968	306,003,154
Total Assets	$307,076,925	$307,327,601

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$406,679	$304,778
Accrued expenses	3,486	12,874
Franchise tax payable	50,000	123,886
Due to related party	15,598	11,098
Total current liabilities	475,763	452,636
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	11,675,763	11,652,636

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 issued and outstanding at redemption value of $10.20 per share	306,000,000	306,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	-	-
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(10,000,018)	(9,726,215)
Total stockholders’ deficit	(10,598,838)	(10,325,035)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$307,076,925	$307,327,601

The accompanying notes are an integral part of this unaudited condensed financial statement

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

General and administrative expenses	$254,636
Franchise tax expense	50,000
Loss from operations	(304,636)
Other income:
Interest income from operating account	19
Income from investments held in Trust Account	30,814
Net loss	$(273,803)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,350,000
Basic and diluted net loss per share, Class A common stock	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000
Basic and diluted net loss per share, Class B common stock	$(0.01)

The accompanying notes are an integral part of this unaudited condensed financial statement

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)
Net loss	-	-	-	-	-	-	(273,803)	(273,803)
Balance - March 31, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,000,018)	$(10,598,838)

The accompanying notes are an integral part of this unaudited condensed financial statement

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(273,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(30,814)
Changes in operating assets and liabilities:
Prepaid expenses	77,220
Accounts payable	101,901
Accrued expenses	(9,388)
Franchise tax payable	(73,886)
Due to related party	4,500
Net cash used in operating activities	(204,270)

Net change in cash and cash equivalents	(204,270)

Cash and cash equivalents - beginning of the period	790,770
Cash and cash equivalents - end of the period	$586,500

The accompanying notes are an integral part of this unaudited condensed financial statement

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operation

ShoulderUp Technology Acquisition Corp. (the “Company”) is a blank check company formed as a Delaware corporation on May 20, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,820,368 consisting of $5,300,000 of underwriting commissions, $11,200,000 of deferred underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters), and were allocated between Class A common stock subject to possible redemption, Public Warrants, Private Placement Shares, and Private Placement Warrants.

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

The Company has 18 months from the closing of the IPO to complete the initial Business Combination, or May 19, 2023 (the “Combination Period”). The Combination Period may be by an additional three months for a total of up to 21 months by depositing into the Trust Account an amount equal to $0.10 per Unit, or for an additional period as a result of a stockholder vote to amend our amended and restated certificate of incorporation (in each case, an “Extension Period”). If the Company is unable to complete the initial Business Combination within the Combination Period or the Extension Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $587,000 in its operating bank account, and working capital of approximately $567,000. In addition, the Company has $600,000 in subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and an advance from the Sponsor of approximately $29,000 under the due to related party (see Note 5). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $587,000 and $791,000 in cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ equity section of the condensed balance sheets.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(205,352)	$(68,451)

Denominator:
Weighted average common stock outstanding, basic and diluted	31,350,000	10,450,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of March 31, 2022 and December 31, 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Note 5 - Related Party Transactions

Founder Shares

On August 30, 2021, the Sponsor paid $25,000 in consideration for 9,833,333 Founder Shares. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option is not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares were no longer subject to forfeiture.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of March 31, 2022 and December 31 2021, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of March 31, 2022, and December 31, 2021 approximately $5,000 remains outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2022, the Company incurred expenses of $30,000 under this agreement and is included in the general and administrative expenses on the accompanying condensed statement of operations. As of March 31, 2022 and December 31, 2021, the Company had approximately $11,000 and $6,000, receptively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds from initial public offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(13,350,000)
Offering costs allocated to Class A common stock	(16,246,121)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,596,121
Class A common stock subject to possible redemption	$306,000,000

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

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

Warrants - As of March 31, 2022 and December 31, 2021, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

The Company accounts for the 15,675,000 warrants that would be issued in connection with the IPO (including the 15,000,000 Public Warrants included in the Units and the 675,000 Private Placement Warrants included in the Private Units) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants meet the criteria for equity treatment due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is an input to the fair value of a “fixed-for-fixed” option and no circumstances under which the Company can be forced to net cash settle the warrants.

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,033,968	$-	$-

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,003,154	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet and up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Managements’ Discussion and Analysis of Financial Conditions and Results of Operations

References to “we”, “us”, “our” or the “Company” are to ShoulderUp Technology Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our interim condensed financial statements and related notes thereto included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of our IPO on November 19, 2021, $306,000,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of private shares were placed in the Trust Account.

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

Results of Operations

Our entire activity from inception up to March 31, 2022 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had net loss of approximately $274,000, which consisted of general and administrative expenses of approximately $255,000; and franchise tax expense of approximately $50,000; offset by the income from investments held in the Trust Account and operating account of approximately $31,000.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $587,000 in our operating bank account, and working capital of approximately $567,000. In addition, we have $600,000 in subscription receivable, which will be used to satisfy our liquidity needs. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and an advance from the Sponsor of approximately $29,000 under the due to related party. We repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Annual Report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of equity and debt markets.

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

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, increased market volatility, decreased market liquidity, adverse trends in employment levels, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or a sustained capital market correction, among other events, and third-party financing being unavailable on terms acceptable to us or at all.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: April 29, 2022	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)