Form 10-Q
period 2022-06-30
ShoulderUP Technology Acquisition Corp.
filed 2022-08-03
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 31,350,000 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from May 20, 2021 (inception) through June 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the period from May 20, 2021 (inception) through June 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from May 20, 2021 (inception) through June 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$402,953	$790,770
Prepaid expenses	379,102	533,677
Total current assets	782,055	1,324,447
Investments held in Trust Account	306,447,176	306,003,154
Total Assets	$307,229,231	$307,327,601

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$569,304	$304,778
Accrued expenses	-	12,874
Franchise tax payable	50,416	123,886
Income tax payable	67,900	-
Due to related party	20,098	11,098
Total current liabilities	707,718	452,636
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	11,907,718	11,652,636

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding at redemption value of approximately $10.20 and $10.20 per share as of June 30, 2022 and December 31, 2021, respectively	306,053,183	306,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	-	-
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(10,132,850)	(9,726,215)
Total stockholders’ deficit	(10,731,670)	(10,325,035)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$307,229,231	$307,327,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from May 20, 2021 (inception) through June 30, 2021
General and administrative expenses	$374,969	$629,604	$1,086
Franchise tax expense	50,000	100,000	-
Loss from operations	(424,969)	(729,604)	1,086
Other income:
Interest income from operating account	13	32	-
Income from investments held in Trust Account	413,207	444,021	-
Net loss before income taxes	(11,749)	(285,551)	(1,086)
Income tax expense	(67,900)	(67,900)	-
Net loss	$(79,649)	$(353,451)	$(1,086)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,350,000	31,350,000	-
Basic and diluted net loss per share, Class A common stock	$(0.00)	$(0.01)	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	10,450,000	-
Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.01)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)
Net loss	-	-	-	-	-	-	(273,803)	(273,803)
Balance - March 31, 2022 (unaudited)	1,350,000	135	10,450,000	1,045	-	(600,000)	(10,000,018)	(10,598,838)
Net loss	-	-	-	-	-	-	(79,649)	(79,649)
Deemed dividend - increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(53,183)	(53,183)
Balance - June 30, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,132,850)	$(10,731,670)

For the period from May 20, 2021 (inception) through June 30, 2021

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - May 20, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	(1,086)	(1,086)
Balance - June 30, 2021 (unaudited)	-	$-	-	$-	$-	$-	$(1,086)	$(1,086)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2022	For The Period From May 20, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(353,451)	$(1,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(444,021)	-
Changes in operating assets and liabilities:
Prepaid expenses	154,575	-
Accounts payable	264,524	1,086
Accrued expenses	12,874	-
Franchise tax payable	(73,470)	-
Income tax payable	67,900	-
Due to related party	9,000	-
Net cash used in operating activities	(387,817)	-

Net change in cash	(387,817)	-

Cash - beginning of the period	790,770	-
Cash - end of the period	$402,953	$-

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

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

The Company’s Sponsor is ShoulderUp Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on November 17, 2021. On November 19, 2021, the Company consummated the IPO of 30,000,000 units, including 3,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit (the “Units”), which is discussed in Note 3, generating gross proceeds to the Company of $300,000,000. Each Unit consists of one share (the “Public Shares”) of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with Public Warrants, the initial carrying value of common stock classified as temporary equity was the allocated proceeds determined in accordance with FASB ASC 470-20. The Public Shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately as they occur, measured at the end of each reporting period.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had approximately $403,000 in its operating bank account, and working capital of approximately $74,000. In addition, the Company has $600,000 in subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and an advance from the Sponsor of approximately $29,000 under the due to related party (see Note 5). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed unaudited financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Use of Estimates

The preparation of the condensed unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $403,000 and $791,000 in cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

The Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (if available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs were allocated between the Public Shares, Public Warrants, Private Placement Shares, and Private Placement Warrants, based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Public Warrants, Private Placement Shares, and Private Placement Warrants were charged against stockholders’ deficit. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period.

The Company accounts for the 15,000,000 warrants included in the Units sold in the Initial Public Offering and the 675,000 Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For the three months ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(59,736)	$(19,912)	$(214,164)	$(71,388)

Denominator:
Basic and diluted weighted average common stock outstanding	31,350,000	10,450,000	31,350,000	10,450,000

Basic and diluted net loss per common stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed unaudited financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of June 30, 2022 and December 31, 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of June 30, 2022 and December 31 2021, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of June 30, 2022 and December 31, 2021, approximately $5,000 remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement and is included in the general and administrative expenses on the accompanying condensed statement of operations. As of June 30, 2022 and December 31, 2021, the Company had approximately $15,000 and $6,000, respectively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds from initial public offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(13,350,000)
Offering costs allocated to Class A common stock	(16,246,121)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,596,121
Class A common stock subject to possible redemption as of December 31, 2021	306,000,000
Deemed dividend - increase in redemption value of Class A common stock subject to possible redemption	53,183
Class A common stock subject to possible redemption as of June 30, 2022	$306,053,183

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

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

Warrants - As of June 30, 2022 and December 31, 2021, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,447,176	$-	$-

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,003,154	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022 and June 30, 2021.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed unaudited balance sheet and up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited  financial statements.

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

Results of Operations

Our entire activity from inception up to June 30, 2022 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we had net loss of approximately $80,000, which consisted of general and administrative expenses of approximately $375,000, franchise tax expense of approximately $50,000, and income tax expense of approximately $68,000; offset by the income from investments held in the Trust Account and operating account of approximately $413,000.

For the six months ended June 30, 2022, we had net loss of approximately $353,000, which consisted of general and administrative expenses of approximately $630,000, franchise tax expense of approximately $100,000, and income tax expense of approximately $68,000; offset by the income from investments held in the Trust Account and operating account of approximately $444,000.

Liquidity and Going Concern Consideration

As of June 30, 2022, we had approximately $403,000 in our operating bank account, and working capital of approximately $74,000. In addition, we have $600,000 in subscription receivable, which will be used to satisfy our liquidity needs. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and an advance from the Sponsor of approximately $29,000 under the due to related party. We repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

We have elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period.

The Company accounted for the 12,650,000 warrants included in the Units sold in the Initial Public Offering and the 8,875,000 Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: August 3, 2022	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)