Form 10-Q
period 2022-09-30
ShoulderUP Technology Acquisition Corp.
filed 2022-10-31
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 31,350,000 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from May 20, 2021 (inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from May 20, 2021 (inception) through September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 20, 2021 (inception) through September 30, 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$466,375	$790,770
Prepaid expenses	306,747	533,677
Total current assets	773,122	1,324,447
Investments held in Trust Account	307,537,685	306,003,154
Total Assets	$308,310,807	$307,327,601

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$521,478	$304,778
Accrued expenses	-	12,874
Franchise tax payable	75,649	123,886
Income tax payable	267,796	-
Due to related party	23,655	11,098
Total current liabilities	888,578	452,636
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	12,088,578	11,652,636

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding at redemption value of approximately $10.24 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	307,096,098	306,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	-	-
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(10,275,049)	(9,726,215)
Total stockholders’ deficit	(10,873,869)	(10,325,035)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$308,310,807	$307,327,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from May 20, 2021 (inception) through September 30,
	2022	2021	2022	2021

General and administrative expenses	$140,020	$1,944	$769,625	$3,030
Franchise tax expense	50,000	-	150,000	-
Loss from operations	(190,020)	(1,944)	(919,625)	3,030
Other income:
Interest income from operating account	28	-	60	-
Income from investments held in Trust Account	1,380,604	-	1,824,626	-
Net income (loss) before income taxes	1,190,612	(1,944)	905,061	(3,030)
Income tax expense	(289,896)	-	(357,796)
Net income (loss)	$900,716	$(1,944)	$547,265	$(3,030)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,350,000	-	31,350,000	-
Basic and diluted net income per share, Class A common stock	$0.02	$-	$0.01	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	9,260,000	10,450,000	9,260,000
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)
Net loss	-	-	-	-	-	-	(273,803)	(273,803)
Balance - March 31, 2022 (unaudited)	1,350,000	135	10,450,000	1,045	-	(600,000)	(10,000,018)	(10,598,838)
Net loss	-	-	-	-	-	-	(79,649)	(79,649)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(53,183)	(53,183)
Balance - June 30, 2022 (unaudited)	1,350,000	135	10,450,000	1,045	-	(600,000)	(10,132,850)	(10,731,670)
Net income	-	-	-	-	-	-	900,716	900,716
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(1,042,915)	(1,042,915)
Balance - September 30, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,275,049)	$(10,873,869)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND For the period from May 20, 2021 (inception) through SEPTEMBER 30, 2021

	Common Stock				Additional			Total Stockholders’
	Class A		Class B		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance - May 20, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	(1,086)	(1,086)
Balance - June 30, 2021 (unaudited)	-	-	-	-	-	-	(1,086)	(1,086)
Class B common stock issued to Sponsor	-	-	10,450,000	1,045	23,955	-	-	25,000
Net loss	-	-	-	-	-	-	(1,944)	(1,944)
Balance - September 30, 2021 (unaudited)	-	$-	10,450,000	$1,045	$23,955	$-	$(3,030)	$21,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2022	For The Period From May 20, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$547,265	$(3,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(1,824,626)	-
Changes in operating assets and liabilities:
Prepaid expenses	226,930	-
Accounts payable	216,700	-
Accrued expenses	(12,874)	3,030
Franchise tax payable	(48,237)	-
Income tax payable	267,796	-
Due to related party	12,556	-
Net cash used in operating activities	(614,490)	-

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	290,095	-
Net cash provided by investing activities	290,095	-

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	-	25,000

Net change in cash	(324,395)	25,000

Cash - beginning of the period	790,770	-
Cash - end of the period	$466,375	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued offering costs and expenses	$-	$147,836

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

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $17,820,368 consisting of $5,300,000 of underwriting commissions, $11,200,000 of deferred underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters) and were allocated between Class A common stock subject to possible redemption, Public Warrants, Private Placement Shares, and Private Placement Warrants.

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had approximately $446,000 in its operating bank account and working capital deficit of approximately $115,000. In addition, the Company has $600,000 in subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and an advance from the Sponsor of approximately $29,000 under the due to related party (see Note 5). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans. Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2022.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $466,000 and $791,000 in cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

The Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (if available) and accumulated deficit.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income (loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income (loss)	$675,537	$225,179	$-	$(1,944)

Denominator:
Basic and diluted weighted average common stock outstanding	31,350,000	10,450,000	-	9,260,000

Basic and diluted net income (loss) per common stock	$0.02	$0.02	$-	$(0.01)

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2022		For The Period From May 20, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income (loss)	$410,449	$136,816	$-	$(3,030)

Denominator:
Basic and diluted weighted average common stock outstanding	31,350,000	10,450,000	-	9,260,000

Basic and diluted net income (loss) per common stock	$0.01	$0.01	$-	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of September 30, 2022 and December 31, 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of September 30, 2022 and December 31 2021, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of September 30, 2022 and December 31, 2021, approximately $24,000 and $11,000, respectively, remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement and is included in the general and administrative expenses on the accompanying condensed statement of operations. As of September 30, 2022 and December 31, 2021, the Company had approximately $19,000 and $6,000, respectively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Gross proceeds from initial public offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(13,350,000)
Offering costs allocated to Class A common stock	(16,246,121)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,596,121
Class A common stock subject to possible redemption as of December 31, 2021	306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	53,183
Class A common stock subject to possible redemption as of June 30, 2022	306,053,183
Increase in redemption value of Class A common stock subject to possible redemption	1,042,915
Class A common stock subject to possible redemption as of September 30, 2022	$307,096,098

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment.

Warrants - As of September 30, 2022 and December 31, 2021, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination and 12 months from the closing of the IPO and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$307,537,685	$-	$-

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,003,154	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022 and 2021.

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

Results of Operations

Our entire activity from inception up to September 30, 2022 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $901,000, which consisted of income from investments held in the Trust Account and operating account of approximately $1.4 million, offset by general and administrative expenses of approximately $140,000, franchise tax expense of approximately $50,000, and income tax expense of approximately $290,000.

For the three months ended September 30, 2021, we had net loss of $1,944, which was resulted entirely from formation costs.

For the nine months ended September 30, 2022, we had net income of approximately $547,000, which consisted of the income from investments held in the Trust Account and operating account of approximately $1.8 million, offset by general and administrative expenses of approximately $770,000, franchise tax expense of approximately $150,000, and income tax expense of approximately $358,000.

For the period from May 20, 2021 (inception) through September 30, 2021, we had net loss of $3,030, which was resulted entirely from formation costs.

Liquidity and Going Concern Consideration

As of September 30, 2022, we had approximately $446,000 in our operating bank account, and working capital of approximately $115,000. In addition, we have $600,000 in subscription receivable, which will be used to satisfy our liquidity needs. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and an advance from the Sponsor of approximately $29,000 under the due to related party. We repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans. Based on the foregoing, management believes that the Company will have the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

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

Net Income (Loss) Per Common Share

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. We believe that pursuant to both the existing charter and the Trust Agreement, the Company may pay for the Excise Tax from any interest earned on the funds held in the Trust Account.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: October 31, 2022	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)