Form 10-K
period 2022-12-31
ShoulderUP Technology Acquisition Corp.
filed 2023-03-20
CIK 1885461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41076

ShoulderUp Technology Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1730135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 3000, Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip Code)

(970) 924-0446
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	SUAC.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	SUAC	The New York Stock Exchange
Redeemable Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.W	The New York Stock Exchange

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $297,600,000 (based on the closing price of the registrant’s Class A Common Stock on that date as reported on the NYSE).

On March 2, 2023, there were 31,350,000 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 29,064,992 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”), references to:

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

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination.

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

Danelle Barrett has served as one of our directors since November 19, 2021. Since 2020, Ms. Barrett has served as a Principal at Deep Water Point, a government management consulting firm. From 2017 to 2019, Ms. Barrett served as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff where she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700K personnel across a global network. From 2015 to 2017, Ms. Barrett served as the Director of Current Operations at U.S. Cyber Command. From 2020 to 2022, Ms. Barrett served as an Independent Director on the board of KVH Industries, Inc. Ms. Barrett has served as an Independent Director on the boards of Federal Home Loan Bank of New York since November 2020, and Protego Trust Bank, N.A. since February 2021. Ms. Barrett earned a B.A. in History from Boston University where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps. She holds Masters of Arts in Management and Human Resource Development from Webster University, a Master of Arts in National Security Strategic Studies, from U.S. Naval War College, and a Master of Science in Information Management from Syracuse University. Ms. Barrett is well-qualified to serve on our Board because of her extensive experience in the cybersecurity sector, and her leadership experience in the government.

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

Facilities

We currently maintain our principal executive offices at 125 Townpark Drive, Suite 3000, Kennesaw, Georgia 30144. The cost for this space is included in the $10,000 per-month fee to our sponsor. We are charged for general and administrative services commencing on the date of Initial Public Offering pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act  if we cease to qualify as a smaller reporting company. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Such risks include, but are not limited to:

●	being a newly formed company without an operating history;

●	any delay in receiving distributions from the trust account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of other blank check companies;

●	deviation from acquisition criteria in selecting a target for a business acquisition;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims;

●	the ability to timely complete a business combination;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	the delisting of our securities by the NYSE;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	a change in control in connection with a business combination

●	warrants adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

●	exclusive forum provisions in our amended and restated certificate of incorporation.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022 and, if we cease to qualify as a smaller reporting company, will require that we have such system of internal controls audited beginning with our next Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation and our securities trade on The Nasdaq Stock Market LLC, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. We believe that pursuant to both the existing charter and the Trust Agreement, the Company may pay for the Excise Tax from any interest earned on the funds held in the Trust Account.

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

The net proceeds from the initial public offering and the sale of the private placement units provided us with of $296,475,000 that we may use to complete our initial business combination (after taking into account the $11,200,000 of deferred underwriting commissions being held in the trust account, but before taking into account any accrued interest thereon).

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

While we offered our units at an offering price of $10.00 per unit and the amount in the trust account at December 31, 2022 was approximately $10.30 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or $0.00239234 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.

Our sponsor invested an aggregate of $13,525,000 in us in connection with the initial public offering, comprised of the $25,000 purchase price for the founder shares and the $13,500,000 purchase price for the private placement units. As a result, even if the trading price of our common shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our common shares is less than $10.20 per share. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our common shares to decline, while our public stockholders who purchased their units in the initial public offering could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

(b) Holders

On March 2, 2023, there were 2 holders of record of our Units, 1 holder of record of our separately traded Class A Common Stock, and 1 holder of record of our separately traded Warrants. The actual number of holders of our units is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.

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

In connection with the anticipated expiration of the 18 month period from the closing of our initial public offering, we intend to extend the date by which we have to complete the initial business combination or cease all operations except for the purpose of winding up if we fail to complete such initial business combination and redeem all shares of the Company’s Class A Common Stock included in the units sold as part of our initial public offering by up to an additional 6 months.

Results of Operations

Our entire activity from inception up to December 31, 2022 was our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $2.4 million, which consisted of the income from investments held in the Trust Account and operating account of approximately $4.4 million, offset by general and administrative expenses of approximately $0.9 million, franchise tax expense of approximately $0.2 million, and income tax expense of approximately $0.9 million.

For the period from May 20, 2021 (inception) through December 31, 2021, we had net loss of approximately $225,000, which consisted of general and administrative expenses of approximately $104,000; and franchise tax expense of approximately $124,000; offset by the income from investments held in the Trust Account and operating account of approximately $3,000.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.4 million in its operating bank account and working capital deficit of approximately $0.4 million.

In addition, we have $600,000 in subscription receivable, which will be used to satisfy our liquidity needs. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares, and an advance from the Sponsor of approximately $29,000. We repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and was available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting estimates:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ShoulderUp Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ShoulderUp Technology Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from May 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 20, 2023

PCAOB ID Number 100

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$409,725	$790,770
Prepaid expenses	244,688	533,677
Total current assets	654,413	1,324,447
Investments held in Trust Account	309,744,280	306,003,154
Total Assets	$310,398,693	$307,327,601

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$552,059	$304,778
Accrued expenses	-	12,874
Franchise tax payable	100,882	123,886
Income tax payable	414,724	-
Due to related party	28,043	11,098
Total current liabilities	1,095,708	452,636
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	12,295,708	11,652,636

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding at redemption value of approximately $10.30 and $10.20 per share as of December 31, 2022 and 2021, respectively	309,130,532	306,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	-	-
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(10,428,727)	(9,726,215)
Total stockholders’ deficit	(11,027,547)	(10,325,035)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$310,398,693	$307,327,601

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from May 20, 2021 (inception) through December 31, 2021

General and administrative expenses	$923,313	$103,950
Franchise tax expense	200,000	123,886
Loss from operations	(1,123,313)	(227,836)
Other income:
Interest income from operating account	70	14
Income from investments held in Trust Account	4,409,987	3,154
Net income (loss) before income taxes	3,286,744	(224,668)
Income tax expense	(858,724)	-
Net income (loss)	$2,428,020	$(224,668)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,350,000	10,871,371
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	9,672,661
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.01)

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MAY 20, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - May 20, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	10,450,000	1,045	23,955	-	-	25,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	-	-	-	-	13,350,000	-	-	13,350,000
Sale of private placement units to Sponsor in private placement (including fair value of Private Placement Warrants and subscription receivable)	1,350,000	135	-	-	13,499,865	(600,000)	-	12,900,000
Offering costs associated with issuance of Public and Private Placement Warrants	-	-	-	-	(779,246)	-	-	(779,246)
Accretion for Class A common stock to possible redemption amount	-	-	-	-	(26,094,574)	-	(9,501,547)	(35,596,121)
Net loss	-	-	-	-	-	-	(224,668)	(224,668)
Balance - December 31, 2021	1,350,000	135	10,450,000	1,045	-	(600,000)	(9,726,215)	(10,325,035)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(3,130,532)	(3,130,532)
Net income	-	-	-	-	-	-	2,428,020	2,428,020
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,428,727)	$(11,027,547)

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from May 20, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,428,020	$(224,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expense paid by related party under promissory note	-	1,516
Income from investments held in Trust Account	(4,409,987)	(3,154)
Changes in operating assets and liabilities:
Prepaid expenses	288,989	(533,677)
Accounts payable	247,281	23,928
Accrued expenses	(12,874)	18,874
Franchise tax payable	(23,004)	123,886
Income tax payable	414,724	-
Due to related party	16,944	-
Net cash used in operating activities	(1,049,907)	(593,295)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	668,862	-
Cash deposited in Trust Account	-	(306,000,000)
Net cash provided by (used in) investing activities	668,862	(306,000,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Repayment of advance to related party	-	(23,840)
Proceeds received from initial public offering, gross	-	300,000,000
Proceeds received from private placement	-	12,900,000
Offering costs paid	-	(5,517,095)
Net cash provided by financing activities	-	307,384,065

Net change in cash	(381,045)	790,770

Cash - beginning of the period	790,770	-
Cash - end of the period	$409,725	$790,770

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$280,850
Offering costs paid by related party	$-	$27,423
Deferred underwriting commissions	$-	$11,200,000
Subscription receivable	$-	$600,000

Supplemental cash flow information:
Cash paid for taxes	$444,000	$-

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $17,820,368 consisting of $5,300,000 of underwriting commissions, $11,200,000 of deferred underwriting commissions, and $1,320,368 of other offering costs (including $795,000 of offering costs reimbursed by the underwriters) and was allocated between Class A common stock subject to possible redemption, Public Warrants, Private Placement Shares, and Private Placement Warrants.

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

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with Public Warrants, the initial carrying value of common stock classified as temporary equity was then allocated proceeds determined in accordance with FASB ASC 470-20. The Public Shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately as they occur, measured at the end of each reporting period.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $0.4 million in its operating bank account and working capital deficit of approximately $0.4 million.

In addition, the Company has $600,000 in subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and an advance from the Sponsor of approximately $29,000 (see Note 5). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Of the net proceeds from the IPO and associated Private Placements, $306,000,000 of cash was placed in the Trust Account and $1,656,890 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 30,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity outside of the stockholders’ deficit section of the balance sheets.

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

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the year ended December 31, 2022		For the period from May 20, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,821,015	$607,005	$(118,888)	$(105,779)

Denominator:
Basic and diluted weighted average common stock outstanding	31,350,000	10,450,000	10,871,371	9,672,661

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of December 31, 2022 and 2021 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdowns under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of December 31, 2022 and 2021, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of December 31, 2022 and 2021, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying balance sheets. The due to related party balances as of December 31, 2022 and 2021, also includes $23,000 and $6,000, respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $14,000 under this agreement, respectively, and is included in the general and administrative expenses on the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had $23,000 and $6,000 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying balance sheets.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheets.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from initial public offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(13,350,000)
Offering costs allocated to Class A common stock	(16,246,121)
Plus:
Accretion on Class A common stock subject to possible redemption amount	35,596,121
Class A common stock subject to possible redemption as of December 31, 2021	306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	$309,130,532

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of December 31, 2022 and 2021, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

Warrants - As of December 31, 2022 and 2021, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$309,744,280	$-	$-

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$306,003,154	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the period from May 20, 2021 (inception) through December 31, 2022.

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following:

	Year Ended December 31, 2022	For the Period from May 20, 2021 (inception) through December 31, 2021
Current
Federal	$884,112	$-
State	-	-
Deferred
Federal	(193,896)	(21,830)
State	-	-
Valuation allowance	168,508	21,830
Income tax provision	$858,724	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Start-up/Organization costs	$215,796	$21,830
Net operating loss carryforwards	-	25,351
Total deferred tax assets	215,796	47,181
Valuation allowance	(215,796)	(47,181)
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2022 and for the period from May 20, 2021 (inception) through December 31, 2021:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	5.1%	(21.0)%
Income tax expenses	26.1%	0.0%

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as follows:

In connection with the anticipated expiration of the 18 month period from the closing of the IPO, the Company intends to extend the date by which the Company has to complete the initial Business Combination or cease all operations except for the purpose of winding up if it fails to complete such initial Business Combination and redeem all shares of the Company’s Class A Common Stock included in the units sold as part of the Company’s IPO by up to an additional 6 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2022, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:2

Name	Age	Title
Vincent Stewart	64	Chairman of the Board of Directors
Phyllis Newhouse	60	Chief Executive Officer and Director
Grace Vandecruze	59	Chief Financial Officer
Lauren Anderson	65	Director
Danelle Barrett	55	Director
Shawn Henry	60	Director
Janice Bryant Howroyd	70	Director
Stacey Abrams	49	Director

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

[2]	NTD: To confirm ages and biographies of the directors and officers.

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

Danelle Barrett has served as one of our directors since November 19, 2021. Since 2020, Ms. Barrett has served as a Principal at Deep Water Point, a government management consulting firm. From 2017 to 2019, Ms. Barrett served as the Navy Cyber Security Division Director and Deputy Chief Information Officer on the Chief of Naval Operations staff where she led the Navy’s strategic development and execution of digital and cyber security efforts, enterprise information technology improvements and cloud policy and governance for 700K personnel across a global network. From 2015 to 2017, Ms. Barrett served as the Director of Current Operations at U.S. Cyber Command. From 2020 to 2022, Ms. Barrett served as an Independent Director on the board of KVH Industries, Inc. Ms. Barrett has served as an Independent Director on the boards of Federal Home Loan Bank of New York since November 2020, and Protego Trust Bank, N.A. since February 2021. Ms. Barrett earned a B.A. in History from Boston University where she received her commission as an officer from the U. S. Naval Reserve Officer Training Corps. She holds Masters of Arts in Management and Human Resource Development from Webster University, a Master of Arts in National Security Strategic Studies, from U.S. Naval War College, and a Master of Science in Information Management from Syracuse University. Ms. Barrett is well-qualified to serve on our Board because of her extensive experience in the cybersecurity sector, and her leadership experience in the government.

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

Board Meetings

During 2022, there were four meetings of our board of directors. All of our directors attended at least 75% of the meetings held during 2022, with the exception of two of our directors. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:3

Individual	Entity	Entity’s Business	Affiliation
Phyllis Newhouse	XtremeSolutions, Inc.	Cybersecurity	Founder and Chief Executive Officer
	Athena Technology Acquisition Corp.	Blank Check Company	Founder, former Chief Executive Officer, and Director
	Heliogen, Inc.	Green Energy Technology	Director
	ShoulderUp Ventures	Nonprofit	Founder
	Sabre Corporation	Travel Technology	Director

Grace Vandecruze	Grace Global Capital LLC	M&A Financial Advisory	Founder and Managing Director
	The Doctors Company	Medical Malpractice Insurance	Director
	PIMCO Closed End Funds	Investment	Director
	Link Logistics Real Estate	Real Estate	Director
	Resolution Life Group Holdings	Life Insurance	Director

Vincent Stewart	Ankura, Inc.	Consulting	Chief Innovation and Business Intelligence Officer
	Stewart Global Solutions LLC	Consulting	Owner and Chief Executive Officer
	American Public Education, Inc.	Education	Director
	KBR, Inc.	Technology	Director

Lauren Anderson	LC Anderson International Consulting	Consulting	Chief Executive Officer
	Imageware Systems, Inc.	Technology	Director
	Stellar Solutions	Engineering Service Provider	Advisor

Danelle Barrett	Deep Water Point	Consulting	Principal
	Federal Home Loan Bank of New York	Bank	Director
	Protego Trust Bank, N.A.	Bank	Director

Shawn Henry	CrowdStrike Services	Cybersecurity	President
	CrowdStrike, Inc.	Cybersecurity	Chief Security Officer

Janice Bryant Howroyd	ActOne Group	Talent and Technology	Founder and Chief Executive Officer

Stacey Abrams	Sage Works Production, Inc.	Production	Chief Executive Officer
	Sage Works, LLC	Consulting	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

[3]	NTD: Executive Officers and Directors to provide any applicable updates.

●	Our initial stockholders purchased founder shares prior to the initial public offering and purchased private placement units in a transaction that closed simultaneously with the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame extension period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement units will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock(2)

Executive Officers and Directors:
Phyllis Newhouse(3)(4)	11,800,000	28.2%
Grace Vandecruze	—	—
Vincent Stewart	—	—
Lauren Anderson	—	—
Danelle Barrett	—	—
Shawn Henry	—	—
Janice Bryant Howroyd	—	—
Stacey Abrams	—	—
All executive officers and directors as a group (nine individuals)	11,800,000	28.2%
Five Percent Holders:
Saba Capital Management, L.P.(5)[4]	2,500,715	8.0%
Highbridge Capital Management, LLC(6)	2,062,072	5.0%
ShoulderUp Technology Sponsor LLC(3)(4)	11,800,000	28.2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 125 Townpark Drive, Suite 300, Kennesaw, GA 30144.

[4]	NTD: To determine if Saba remains a 5% or greater stockholder.

(2)	The percentages used herein are calculated based upon 41,800,000 shares of common stock outstanding as of February 14, 2023.

(3)	Interests shown consists of (i) 10,450,000 founder share sand (ii) shares of Class A common stock part of 1,350,000 private placement units. The shares of Class B common stock will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment. Each private placement unit consists of one private placement share and one-half of one private placement warrant.

(4)	ShoulderUp Technology Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Phyllis Newhouse, our Chief Executive Officer, is the managing member of our sponsor and has voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of these relationships, Phyllis Newhouse may be deemed to have beneficial ownership of the securities held of record by our sponsor. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(5)	The address of Saba Capital Management, L.P. is 405 Lexington Avenue, 58th Floor, New York, New York 10174

(6)	Based solely on the Schedule 13G filed by Highbridge Capital Management, LLC on February 2, 2023, Highbridge Capital Management, LLC has shared voting and shared dispositive power over the shares of Class A common stock reported, for which it is the investment adviser to certain funds and accounts. The address of the business office of Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2022	Period from May 20, 2021 (inception) through December 31, 2021
Audit Fees (1)	$102,320	$69,010
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$102,320	$69,010

(1)	Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 2023.

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

Signature	Title	Date

/s/ Phyllis W. Newhouse	Chief Executive Officer, and Director	March 20, 2023
Phyllis W. Newhouse	(Principal Executive Officer)

/s/ Vincent Stewart	Chairman, and Director	March 20, 2023
Vincent Stewart

/s/ Grace Vandecruze	Chief Financial Officer	March 20, 2023
Grace Vandecruze	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lauren C. Anderson	Director	March 20, 2023
Lauren C. Anderson

/s/ Danelle Barrett	Director	March 20, 2023
Danelle Barrett

/s/ Shawn Henry	Director	March 20, 2023
Shawn Henry

/s/ Janice Bryant Howroyd	Director	March 20, 2023
Janice Bryant Howroyd

/s/ Stacey Abrams	Director	March 20, 2023
Stacey Abrams

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated November 16, 2021, by and between the Company and Citigroup Global Markets Inc.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.3	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

4.5	Description of Securities	Filed herewith.

10.1	Letter Agreement, dated November 16, 2021, by and among the Company, each of its officers and directors and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.3	Registration Rights Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.4	Private Placement Unit Purchase Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.5	Administrative Services Agreement, dated November 16, 2021, by and among the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

Exhibit No.	Description	Incorporation by Reference
10.6	Form of Indemnity Agreement	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.7	Promissory Note issued to ShoulderUp Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.8	Subscription Agreement between the Registrant and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

14	Code of Business Conduct and Ethics	Filed as Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File