Form 10-Q
period 2023-03-31
ShoulderUP Technology Acquisition Corp.
filed 2023-05-02
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 31,350,000 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$273,963	$409,725
Prepaid expenses	236,380	244,688
Total current assets	510,343	654,413
Investments held in Trust Account	312,929,167	309,744,280
Total Assets	$313,439,510	$310,398,693

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$610,139	$552,059
Franchise tax payable	50,000	100,882
Income tax payable	1,094,237	414,724
Due to related party	31,772	28,043
Total current liabilities	1,786,148	1,095,708
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	12,986,148	12,295,708

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding at redemption value of approximately $10.39 and $10.30 per share as of March 31, 2023 and December 31, 2022, respectively	311,686,788	309,130,532

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	-	-
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(10,634,606)	(10,428,727)
Total stockholders’ deficit	(11,233,426)	(11,027,547)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$313,439,510	$310,398,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2023	2022

General and administrative expenses	$205,886	$254,636
Franchise tax expense	50,400	50,000
Loss from operations	(256,286)	(304,636)

Other income:
Interest income from operating account	7	19
Income from investments held in Trust Account	3,286,169	30,814
Total other income	3,286,176	30,833

Net income (loss) before income taxes	3,029,890	(273,803)
Income tax expense	(679,513)	-
Net income (loss)	$2,350,377	$(273,803)

Weighted average shares outstanding of Class A common stock, basic and diluted	31,350,000	31,350,000
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	10,450,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,428,727)	$(11,027,547)

Net income	-	-	-	-	-	-	2,350,377	2,350,377

Accretion for Class A common stock to possible redemption amount	-	-	-	-	-	-	(2,556,256)	(2,556,256)
Balance - March 31, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,634,606)	$(11,233,426)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)

Net loss	-	-	-	-	-	-	(273,803)	(273,803)
Balance - March 31, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,000,018)	$(10,598,838)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,350,377	$(273,803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(3,286,169)	(30,814)
Changes in operating assets and liabilities:
Prepaid expenses	8,308	77,220
Accounts payable	58,080	101,901
Accrued expenses	-	(9,388)
Franchise tax payable	(50,882)	(73,886)
Income tax payable	679,513	-
Due to related party	3,729	4,500
Net cash used in operating activities	(237,044)	(204,270)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	101,282	-
Net cash provided by investing activities	101,282	-

Net change in cash	(135,762)	(204,270)

Cash - beginning of the period	409,725	790,770
Cash - end of the period	$273,963	$586,500

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

As of March 31, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $0.3 million in its operating bank account and working capital deficit of approximately $1.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 20, 2023.

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

Use of Estimates

The preparation of the condensed unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,762,783	$587,594	$(205,352)	$(68,451)

Denominator:
Basic and diluted weighted average common stock outstanding	31,350,000	10,450,000	31,350,000	10,450,000

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$(0.01)	$(0.01)

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its unaudited condensed financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed unaudited financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of March 31, 2023 and December 31, 2022 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of March 31, 2023 and December 31, 2022, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of March 31, 2023 and December 31, 2022, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets. The due to related party balances as of March 31, 2023 and December 31, 2022, also includes approximately $22,000 and $18,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 of services under this agreement and is included in the general and administrative expenses on the accompanying condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had approximately $22,000 and $18,000, respectively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 31,350,000 shares of Class A common stock outstanding, of which 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Increase in redemption value of Class A common stock subject to possible redemption	2,556,256
Class A common stock subject to possible redemption as of March 31, 2023	$311,686,788

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, 31,350,000 shares of Class A common stock were issued and outstanding, of which 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

Warrants - As of March 31, 2023 and December 31, 2022, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$312,929,167	$-	$-

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$309,744,280	$-	$-

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed unaudited balance sheet and up to the date the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited financial statements.

On March 27, 2023, the Company filed a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) in connection with a special meeting of stockholders (the “Meeting”) (i) to amend the Company’s Amended and Restated Certificate of Incorporation, giving the Company the right to extend the date by which it has to consummate a business combination for an additional six (6) months, from May19, 2023 to November 19, 2023 (i.e., for a period of time ending 24 months from the consummation of its initial public offering), and (ii) to amend the Investment Management Trust Agreement, dated as of November 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the date by which the Company has to consummate a business combination by six (6) months from May 19, 2023 to November 19, 2023 (the “Trust Amendment Proposal”).

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the Proxy Statement, the Company reported that it expected the redemption price per public share at the time of meeting for the Business Combination or the Company’s subsequent liquidation (assuming no public shares had been redeemed prior thereto and without taking into account any subsequently earned interest) to be approximately $10.38 per share based on a trust balance as of March 24, 2023 of $312,622,337.78. Due to a recent withdrawal from the trust for tax obligations and a scrivener’s error in the redemption price originally stated in the Proxy Statement, the Company now expects the redemption price to be approximately $10.42 per share at the time of meeting for the Business Combination or the Company’s subsequent liquidation based on a trust account balance as of April 10, 2023 of $312,475,825.73, assuming no public shares being redeemed prior thereto, and without taking into account any subsequently earned interest or the payment of any further taxes or fees. The share price of the Company’s Class A common shares as of market close on April 10, 2023 was $10.37.

The special meeting was held on April 20, 2023.

On April 5, 2023, the Company and the Sponsor, the Company’s sponsor, entered into one or more agreements (the “Non-Redemption Agreements”) with one or more third parties in exchange for them agreeing not to redeem shares of the Company’s common stock sold in its initial public offering (the “public shares”) at the Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “Charter Amendment Proposal”) from May 19, 2023 to November 19, 2023 (the “Extension”) has also been submitted to the stockholders. The Non-Redemption Agreements provide for the allocation of up to 1,000,000 shares of common stock of the Company (“Founder Shares”) held by the Sponsor in exchange for such investor and/or investors agreeing to hold and not redeem certain public shares at the Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

The Non-Redemption Agreements shall terminate on the earlier of (a) the failure of the Company’s stockholders to approve the Extension at the Meeting, or the determination of the Company not to proceed to effect the Extension, (b) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (c) the liquidation or dissolution of the Company, or (d) the mutual written agreement of the parties.

Additionally, pursuant to the Non-Redemption Agreements, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s initial public offering, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) due to any redemptions of public shares at the Meeting, in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company. The Non-Redemption Agreements are not expected to increase the likelihood that the Charter Amendment Proposal is approved by stockholders but will increase the amount of funds that remain in the Company’s trust account following the Meeting.

In connection with an amendment to the Definitive Proxy Statement (as defined below) filed with the Securities and Exchange Commission on April 5, 2023 (the “Amendment”), the Company issued a press release confirming that amounts placed in the Trust Account in connection with the IPO, as well as any interest thereon, will not be used to pay estimated excise tax liability relating to the interpretation and operation of the Inflation Reduction Act of 2022 (the “IR Act”). The Company reiterated, as set forth in the Definitive Proxy, that as of March 24, 2023, there was approximately $312,622,337.78 in the Trust Account. If the Charter Amendment Proposal and the Trust Amendment Proposal are approved, and the Company extends the Combination Period to November 19, 2023, the redemption price per share at the meeting for the Business Combination or the Company’s subsequent liquidation (assuming no public shares are redeemed) will be approximately $10.38 per share (without taking into account any subsequently earned interest), in comparison to the current redemption price as of March 24, 2023 of approximately $10.38 per share. The share price of the Company’s Class A common shares as of April 5, 2023 was $10.38.

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

Results of Operations

Our entire activity from inception up to March 31, 2023 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had net income of approximately $2.4 million, which consisted of income from investments held in the Trust Account and operating account of approximately $3.3 million, offset by general and administrative expenses of approximately $206,000, franchise tax expense of approximately $50,400, and income tax expense of approximately $680,000.

For the three months ended March 31, 2022, we had net loss of approximately $274,000, which consisted of general and administrative expenses of approximately $255,000; and franchise tax expense of approximately $50,000; offset by the income from investments held in the Trust Account and operating account of approximately $31,000.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had approximately $0.3 million in its operating bank account and working capital deficit of approximately $1.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
10.1	Form of Non-Redemption Agreement and Assignment of Economic Interest	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
99.1	Press Release dated April 5, 2023	Filed herewith.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: May 2, 2023	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)