Form 10-Q
period 2023-06-30
ShoulderUP Technology Acquisition Corp.
filed 2023-08-11
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 5,504,572 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$848,639	$409,725
Prepaid expenses	143,072	244,688
Total current assets	991,711	654,413
Investments held in Trust Account	43,470,366	309,744,280
Total Assets	$44,462,077	$310,398,693

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$686,844	$552,059
Franchise tax payable	18,800	100,882
Income tax payable	756,867	414,724
Due to related party	58,272	28,043
Non-redemption agreements derivative liability	1,800,000	—
Total current liabilities	3,320,783	1,095,708
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	14,520,783	12,295,708

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 4,154,572 and 30,000,000 shares issued and outstanding at redemption value of approximately $10.41 and $10.30 per share as of June 30, 2023 and December 31, 2022, respectively	43,246,556	309,130,532

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 4,154,572 and 30,000,000 shares subject to possible redemption)	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(12,706,442)	(10,428,727)
Total stockholders’ deficit	(13,305,262)	(11,027,547)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$44,462,077	$310,398,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$271,900	$374,969	$477,786	$629,604
Franchise tax expense	50,000	50,000	100,400	100,000
Loss from operations	(321,900)	(424,969)	(578,186)	(729,604)

Other income:
Interest income from operating account	63	13	70	32
Income from investments held in Trust Account	1,514,844	413,207	4,801,013	444,021
Change in fair value of derivative liability	(30,000)	—	(30,000)	—
Total other income	1,484,907	413,220	4,771,083	444,053

Net income (loss) before income taxes	1,163,007	(11,749)	4,192,897	(285,551)
Income tax expense	(307,630)	(67,900)	(987,143)	(67,900)
Net income (loss)	$855,377	$(79,649)	$3,205,754	$(353,451)

Weighted average shares outstanding of Class A common stock, basic and diluted	14,309,058	31,350,000	22,782,455	31,350,000
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.00)	$0.10	$(0.01)

Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	10,450,000	10,450,000	10,450,000
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.00)	$0.10	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,428,727)	$(11,027,547)

Net income	—	—	—	—	—	—	2,350,377	2,350,377

Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(2,556,256)	(2,556,256)

Balance - March 31, 2023 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,634,606)	(11,233,426)

Fair value of non-redemption agreements derivative liability at issuance	—	—	—	—	—	—	(1,770,000)	(1,770,000)

Net income	—	—	—	—	—	—	855,377	855,377

Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(1,157,213)	(1,157,213)

Balance - June 30, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(12,706,442)	$(13,305,262)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(9,726,215)	$(10,325,035)

Net loss	—	—	—	—	—	—	(273,803)	(273,803)

Balance - March 31, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,000,018)	$(10,598,838)

Net loss	—	—	—	—	—	—	(79,649)	(79,649)

Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(53,183)	(53,183)

Balance - June 30, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,132,850)	$(10,731,670)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,205,754	$(353,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(4,801,013)	(444,021)
Change in fair value of derivative liability	30,000	—
Changes in operating assets and liabilities:
Prepaid expenses	101,616	154,575
Accounts payable	134,785	264,524
Accrued expenses	—	(12,874)
Franchise tax payable	(82,082)	(73,470)
Income tax payable	342,143	67,900
Due to related party	30,229	9,000
Net cash used in operating activities	(1,038,568)	(387,817)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	1,477,482	—
Cash withdrawn from Trust Account in connection with redemption	269,597,445	—
Net cash provided by investing activities	271,074,927	—

Cash Flows from Financing Activities:
Redemption of Class A common stock	(269,597,445)	—
Net cash used in financing activities	(269,597,445)	—

Net change in cash	438,914	(387,817)

Cash - beginning of the period	409,725	790,770
Cash - end of the period	$848,639	$402,953

Supplementary cash flow information:
Cash paid for income taxes	$645,000	$—

Non-cash investing and financing activities:
Initial classification of shareholder non-redemption agreements derivative liability	$1,770,000	$—

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

As of June 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders are entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account initially deposited into the Trust following the closing of the IPO was $10.20 per Public Share.

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

On April 20, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from May 19, 2023 to November 19, 2023 (the date which is 24 months from the closing date of the Company’s initial public offering of units). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of April 21, 2023. In connection with Special Meeting, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their shares for a cash redemption price of approximately $10.43 per share, or an aggregate redemption amount of $269,597,445. Following such redemptions, approximately 4,154,572 shares of Class A common stock remain issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2023, the Company had approximately $849,000 in its operating bank account and working capital deficit of approximately $2.3 million.

In addition, the Company has $600,000 in a subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and an advance from the Sponsor of approximately $29,000 (see Note 5). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined no excise tax liability should be recorded at this time.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (see Note 9).

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,154,572 and 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$494,350	$361,027	$(59,737)	$(19,912)

Denominator:
Basic and diluted weighted average common stock outstanding	14,309,058	10,450,000	31,350,000	10,450,000

Basic and diluted net income (loss) per common stock	$0.03	$0.03	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,197,699	$1,008,055	$(265,088)	$(88,363)

Denominator:
Basic and diluted weighted average common stock outstanding	22,782,455	10,450,000	31,350,000	10,450,000

Basic and diluted net income (loss) per common stock	$0.10	$0.10	$(0.01)	$(0.01)

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of June 30, 2023 and December 31, 2022 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of June 30, 2023 and December 31, 2022, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of June 30, 2023 and December 31, 2022, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets. In addition, as of June 30, 2023 and December 31, 2022, approximately $4,300 and $5,000, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying condensed balance sheets. The due to related party balances as of June 30, 2023 and December 31, 2022, also includes approximately $49,000 and $18,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000, respectively, of services under this agreement and is included in the general and administrative expenses on the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, of services under this agreement and is included in the general and administrative expenses on the accompanying condensed statement of operations. As of June 30, 2023 and December 31, 2022, the Company had approximately $49,000 and $18,000, respectively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

Non-Redemption Agreements

During April 2023, the Company and the Sponsor entered into agreements (the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “Charter Amendment Proposal”) from May 19, 2023 to November 19, 2023 (the “Extension”). The Non-Redemption Agreements provide for the allocation of 1,000,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

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

Additionally, pursuant to the Non-Redemption Agreements, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s initial public offering, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) due to any redemptions of public shares at the Special Meeting, in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company.

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

In connection with the Special Meeting held on April 20, 2023, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their.

As of June 30, 2023 and December 31, 2022, there were 5,504,572 and 31,350,000 shares of Class A common stock outstanding, of which 4,154,572 and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets, respectively.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Increase in redemption value of Class A common stock subject to possible redemption	2,556,256
Class A common stock subject to possible redemption as of March 31, 2023	311,686,788
Redemptions	(269,597,445)
Increase in redemption value of Class A common stock subject to possible redemption	1,157,213
Class A common stock subject to possible redemption as of June 30, 2023	$43,246,556

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, 5,504,572 and 31,350,000 shares of Class A common stock were issued and outstanding, of which 4,154,572 and 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7).

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of June 30, 2023 and December 31, 2022, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants - As of June 30, 2023 and December 31, 2022, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$43,470,366	$—	$—
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$1,800,000

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$309,744,280	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the condensed balance sheets. The derivative liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited condensed statements of operations.

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	June 30, 2023	Issuance Date April 28, 2023
Market price of Class A common stock	$10.41	$10.38
Risk-free rate	5.13%	4.28%
Volatility	52.6%	54.3%
Term	1.51	1.68
Probability of successful business combination	20.0%	20.0%
Discount for lack of marketability	13.4%	14.7%
Threshold	$12.00	$12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2022	$—
Initial measurement	1,770,000
Change in valuation inputs or other assumptions	30,000
Fair value as of June 30, 2023	$1,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed unaudited balance sheets and up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed unaudited financial statements.

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

Recent Developments

On April 20, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from May 19, 2023 to November 19, 2023 (the date which is 24 months from the closing date of the Company’s initial public offering of units). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of April 21, 2023. In connection with Special Meeting, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their shares for a cash redemption price of approximately $10.43 per share, or an aggregate redemption amount of $269,597,445. Following such redemptions, approximately 4,154,572 shares of Class A common stock remain issued and outstanding.

Non-Redemption Agreements

During April 2023, the Company and the Sponsor entered into agreements (the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “Charter Amendment Proposal”) from May 19, 2023 to November 19, 2023 (the “Extension”). The Non-Redemption Agreements provide for the allocation of 1,000,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

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

Additionally, pursuant to the Non-Redemption Agreements, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s initial public offering, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) due to any redemptions of public shares at the Special Meeting, in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company.

Results of Operations

Our entire activity from inception up to June 30, 2023 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2023, we had net income of approximately $855,000, which consisted of income from investments held in the Trust Account and operating account of approximately $1.5 million, offset by general and administrative expenses of approximately $272,000, franchise tax expense of approximately $50,000, change in fair value of derivative liability of $30,000 and income tax expense of approximately $308,000.

For the three months ended June 30, 2022, we had net loss of approximately $80,000, which consisted of general and administrative expenses of approximately $375,000, franchise tax expense of approximately $50,000, and income tax expense of approximately $68,000; offset by the income from investments held in the Trust Account and operating account of approximately $413,000.

For the six months ended June 30, 2023, we had net income of approximately $3.2 million, which consisted of income from investments held in the Trust Account and operating account of approximately $4.8 million, offset by general and administrative expenses of approximately $478,000, franchise tax expense of approximately $100,000, change in fair value of derivative liability of $30,000 and income tax expense of approximately $987,000.

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

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had approximately $849,000 in its operating bank account and working capital deficit of approximately $2.3 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: August 10, 2023	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)