Form 10-Q
period 2023-09-30
ShoulderUP Technology Acquisition Corp.
filed 2023-10-27
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 26, 2023, there were 5,504,572 shares of Class A common stock, $0.0001 par value, and 10,450,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$130,303	$409,725
Prepaid expenses	49,764	244,688
Total current assets	180,067	654,413
Investments held in Trust Account	43,996,416	309,744,280
Total Assets	$44,176,483	$310,398,693

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$739,762	$552,059
Franchise tax payable	28,800	100,882
Income tax payable	215,256	414,724
Due to related party	88,272	28,043
Non-redemption agreements derivative liability	1,890,000	—
Total current liabilities	2,962,090	1,095,708
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	14,162,090	12,295,708

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 4,154,572 and 30,000,000 shares issued and outstanding at redemption value of approximately $10.51 and $10.30 per share as of September 30, 2023 and December 31, 2022, respectively	43,654,218	309,130,532

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 4,154,572 and 30,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	135	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(13,041,005)	(10,428,727)
Total stockholders’ deficit	(13,639,825)	(11,027,547)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$44,176,483	$310,398,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$244,646	$140,020	$722,432	$769,625
Franchise tax expense	50,000	50,000	150,400	150,000
Loss from operations	(294,646)	(190,020)	(872,832)	(919,625)

Other income:
Interest income from operating account	84	28	154	60
Income from investments held in Trust Account	566,050	1,380,604	5,367,063	1,824,626
Change in fair value of non-redemption agreements derivative liability	(90,000)	—	(120,000)	—
Total other income	476,134	1,380,632	5,247,217	1,824,686

Net income before income taxes	181,488	1,190,612	4,374,385	905,061
Income tax expense	(108,389)	(289,896)	(1,095,532)	(357,796)
Net income	$73,099	$900,716	$3,278,853	$547,265

Weighted average shares outstanding of Class A common stock, basic and diluted	5,504,572	31,350,000	16,959,872	31,350,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.02	$0.12	$0.01

Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	10,450,000	10,450,000	10,450,000
Basic and diluted net income per share, Class B common stock	$0.00	$0.02	$0.12	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,428,727)	$(11,027,547)
Net income	—	—	—	—	—	—	2,350,377	2,350,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(2,556,256)	(2,556,256)
Balance - March 31, 2023 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,634,606)	(11,233,426)
Fair value of non-redemption agreements derivative liability at issuance	—	—	—	—	—	—	(1,770,000)	(1,770,000)
Net income	—	—	—	—	—	—	855,377	855,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(1,157,213)	(1,157,213)
Balance - June 30, 2023 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(12,706,442)	(13,305,262)
Net income	—	—	—	—	—	—	73,099	73,099
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(407,662)	(407,662)
Balance - September 30, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(13,041,005)	$(13,639,825)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(9,726,215)	$(10,325,035)
Net loss	—	—	—	—	—	—	(273,803)	(273,803)
Balance - March 31, 2022 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,000,018)	(10,598,838)
Net loss	—	—	—	—	—	—	(79,649)	(79,649)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(53,183)	(53,183)
Balance - June 30, 2022 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,132,850)	(10,731,670)
Net income	—	—	—	—	—	—	900,716	900,716
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(1,042,915)	(1,042,915)
Balance - September 30, 2022 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,275,049)	$(10,873,869)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,278,853	$547,265
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(5,367,063)	(1,824,626)
Change in fair value of non-redemption agreements derivative liability	120,000	—
Changes in operating assets and liabilities:
Prepaid expenses	194,924	226,930
Accounts payable	187,703	216,700
Accrued expenses	—	(12,874)
Franchise tax payable	(72,082)	(48,237)
Income tax payable	(199,468)	267,796
Due to related party	60,229	12,556
Net cash used in operating activities	(1,796,904)	(614,490)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	1,517,482	290,095
Cash withdrawn from Trust Account in connection with redemption	269,597,445	—
Net cash provided by investing activities	271,114,927	290,095

Cash Flows from Financing Activities:
Redemption of Class A common stock	(269,597,445)	—
Net cash used in financing activities	(269,597,445)	—

Net change in cash	(279,422)	(324,395)
Cash - beginning of the period	409,725	790,770
Cash - end of the period	$130,303	$466,375

Supplementary cash flow information:
Cash paid for income taxes	$1,295,000	$—

Non-cash investing and financing activities:
Initial classification of shareholder non-redemption agreements derivative liability	$1,770,000	$—

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

As of September 30, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $130,303 in its operating bank account and working capital deficit of approximately $2.8 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2023. Management plans to extend the date for mandatory liquidation to May 19, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined no excise tax liability should be recorded at this time.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (see Note 9).

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,154,572 and 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the condensed balance sheets.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$25,220	$47,879	$675,537	$225,179

Denominator:
Basic and diluted weighted average common stock outstanding	5,504,572	10,450,000	31,350,000	10,450,000

Basic and diluted net income per common stock	$0.00	$0.00	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$2,028,792	$1,250,061	$410,449	$136,816

Denominator:
Basic and diluted weighted average common stock outstanding	16,959,872	10,450,000	31,350,000	10,450,000

Basic and diluted net income per common stock	$0.12	$0.12	$0.01	$0.01

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of September 30, 2023 and December 31, 2022 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the IPO. As of September 30, 2023 and December 31, 2022, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of September 30, 2023 and December 31, 2022, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed balance sheets. In addition, as of September 30, 2023 and December 31, 2022, approximately $4,300 and $5,000, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying condensed balance sheets. The due to related party balances as of September 30, 2023 and December 31, 2022, also includes approximately $79,000 and $18,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2023, the Company incurred expenses of $30,000 and $90,000, respectively, of services under this agreement and is included in the general and administrative expenses on the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, of services under this agreement and is included in the general and administrative expenses on the accompanying condensed statement of operations. As of September 30, 2023 and December 31, 2022, the Company had approximately $79,000 and $18,000, respectively, outstanding for services in connection with such agreement and is included in the due to related party on the accompanying condensed balance sheets.

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

As of September 30, 2023 and December 31, 2022, there were 5,504,572 and 31,350,000 shares of Class A common stock outstanding, of which 4,154,572 and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets, respectively.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Increase in redemption value of Class A common stock subject to possible redemption	2,556,256
Class A common stock subject to possible redemption as of March 31, 2023	311,686,788
Redemptions	(269,597,445)
Increase in redemption value of Class A common stock subject to possible redemption	1,157,213
Class A common stock subject to possible redemption as of June 30, 2023	43,246,556
Increase in redemption value of Class A common stock subject to possible redemption	407,662
Class A common stock subject to possible redemption as of September 30, 2023	$43,654,218

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, 5,504,572 and 31,350,000 shares of Class A common stock were issued and outstanding, of which 4,154,572 and 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of September 30, 2023 and December 31, 2022, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants - As of September 30, 2023 and December 31, 2022, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$43,996,416	$—	$—
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$1,890,000

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$309,744,280	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the condensed balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited condensed statements of operations.

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	September 30, 2023	Issuance Date April 28, 2023
Market price of Class A common stock	$10.54	$10.38
Risk-free rate	5.26%	4.28%
Volatility	44.1%	54.3%
Term	1.25	1.68
Probability of successful business combination	20.0%	20.0%
Discount for lack of marketability	10.3%	14.7%
Threshold price	$12.00	$12.00

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2022	$—
Initial measurement	1,770,000
Change in valuation inputs or other assumptions	120,000
Fair value as of September 30, 2023	$1,890,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

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

On October 13, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14A in connection with a special meeting of stockholders to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which it has to consummate a business combination from November 19, 2023 to May 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion.

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The Company anticipates entering into a definitive agreement by the end of the year. However, no assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a business combination or that the Company will be successful in completing the business combination.

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

On October 13, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14A in connection with a special meeting of stockholders to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which it has to consummate a business combination from November 19, 2023 to May 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion.

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The Company anticipates entering into a definitive agreement by the end of the year. However, no assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a business combination or that the Company will be successful in completing the business combination.

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

Results of Operations

Our entire activity from inception up to September 30, 2023 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2023, we had net income of approximately $73,000, which consisted of income from investments held in the Trust Account and operating account of approximately $566,000, offset by general and administrative expenses of approximately $245,000, franchise tax expense of approximately $50,000, change in fair value of derivative liability of $90,000 and income tax expense of approximately $108,000.

For the three months ended September 30, 2022, we had net income of approximately $901,000, which consisted of income from investments held in the Trust Account and operating account of approximately $1.4 million, offset by general and administrative expenses of approximately $140,000, franchise tax expense of approximately $50,000, and income tax expense of approximately $290,000.

For the nine months ended September 30, 2023, we had net income of approximately $3.3 million, which consisted of income from investments held in the Trust Account and operating account of approximately $5.4 million, offset by general and administrative expenses of approximately $722,000, franchise tax expense of approximately $150,000, change in fair value of derivative liability of $120,000 and income tax expense of approximately $1.1 million.

For the nine months ended September 30, 2022, we had net income of approximately $547,000, which consisted of the income from investments held in the Trust Account and operating account of approximately $1.8 million, offset by general and administrative expenses of approximately $770,000, franchise tax expense of approximately $150,000, and income tax expense of approximately $358,000.

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had approximately $130,000 in its operating bank account and working capital deficit of approximately $2.8 million.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of September 30, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2023. Management plans to extend the date for mandatory liquidation to May 19, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: October 27, 2023	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)