Form 10-K
period 2023-12-31
ShoulderUP Technology Acquisition Corp.
filed 2024-04-18
CIK 1885461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41076

ShoulderUp Technology Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1730135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 3000, Kennesaw, Georgia	30144
(Address of principal executive offices)	(Zip Code)

(970) 924-0446
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	SUAC.U	(1)
Class A Common Stock, par value $0.0001 per share	SUAC	(1)
Redeemable Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.W	(1)

Securities registered pursuant to section 12(g) of the Act:

None
(Title of Class)

(Title of Class)

(1)	On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. The securities are expected to be quoted on the Pink Sheets.

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant was $43,249,094.50 (based on the closing price of the registrant’s Class A Common Stock on that date as reported on the NYSE).

On March 18, 2024, there were 3,334,568 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 1,938,064 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”), references to:

●	“ShoulderUp,” “we,” “us,” “company” or “our company” are to ShoulderUp Technology Acquisition Corp., a Delaware corporation;

●	“ShoulderUp Team” are a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;

●	“Class A Common Stock” are to shares of Class A Common Stock, par value $0.0001 per share, of ShoulderUp;

●	“founder shares” are to shares of our Class B Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“public shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering;

●	“sponsor” are to ShoulderUp Technology Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the ShoulderUp Team; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

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

We have established strategic relationships with selected leading investors and financing providers, which we refer to as the “Strategic Partners.” Our advisors (“Advisors”) are former Department of Homeland Security, FBI, U.S. Cyber Command, CYBERCOM, and Crowdstrike cybersecurity experts. We also have venture capitalist and cyber technology company founders. Such Strategic Partners and Advisors may invest in and hold positions in our sponsor, including Betsy Z. Cohen who is a member of the Sponsor, thereby sharing in the appreciation of founder shares and/or private placement units, and assist us in sourcing and evaluating potential acquisition targets and creating long-term value in the business combination.

Phyllis Newhouse who serves as our Chief Executive Officer, and Janice Bryant Howroyd, who serves as one of our directors, also served as directors and/or officers of Athena Technology Acquisition Corp., a blank check company that consummated its initial public offering in March 2021. In conjunction with a successful PIPE raise of $165,000,000, in July 2021, Athena Technology Acquisition Corp. entered into a definitive agreement for a business combination with Heliogen, Inc, a provider of AI-enabled concentrated solar power, which closed on December 30, 2021.

SEE ID Business Combination Agreement

On March 18, 2024, we entered into a Business Combination Agreement (such agreement, the “Business Combination Agreement” and such business combination, the “Business Combination”) by and among CID HoldCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”) and SEE ID, Inc., a Nevada corporation (“SEE ID”).

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, (i) ShoulderUp Merger Sub will merge with and into ShoulderUp (the “ShoulderUp Merger”), whereby the separate existence of ShoulderUp Merger Sub will cease and ShoulderUp will be the surviving entity of the ShoulderUp Merger and become a wholly owned subsidiary of Holdings, and (ii) following confirmation of the effective filing of the documents required to implement the ShoulderUp Merger, SEI Merger Sub will merge with and into the Company (the “SEE ID Merger” and together with the ShoulderUp Merger, the “Mergers”), the separate existence of SEI Merger Sub will cease and SEE ID will be the surviving entity of the SEE ID Merger and a direct wholly owned subsidiary of Holdings (the “Surviving Company”).

Upon the closing of the transactions, it is expected that Holdings will be listed on the Nasdaq Stock Market, LLC.

There are no assurances that the Business Combination will close, the consummation of which remains subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, a registration statement of Holdings becoming effective and approval of the Business Combination by the stockholders of ShoulderUp and SEE ID.

Our Management Team

Our management team is led by Shawn Henry, the Chairman of our Board of Directors, Phyllis Newhouse, our Chief Executive Officer, and Rashaun Williams, our Chief Financial Officer. Ms. Newhouse has long-standing careers focused on identifying, evaluating and effecting strategic and financing transactions across a range of industries. Our team is designed to leverage technology, private and public market expertise to identify and execute a successful transaction.

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

Rashaun William has served as our Chief Financial Officer since December 1, 2023. Mr. Williams is a venture capitalist, family office investor and adjunct professor with over 150 investments under his belt and over 40 exits. Mr. Williams is currently a general partner in the MVP All-Star Fund, a late-stage tech fund; a private equity investor out of his family office Value Investment Group and adjunct professor at Morehouse College. He co-founded venture capital fund Queensbridge Venture Partners where he was an early investor in companies like Robinhood, Coinbase, Casper, Ring, PillPack, Lyft & Dropbox. Over the last twenty years he has been primarily responsible for bringing capital to emerging, diverse and alternative markets while working at Wall Street firms such as Goldman Sachs, Wachovia Securities & Deutsche Bank. In 2007 he founded Dixsville Partners, a private equity fund investing in infrastructure development and mineral companies in West Africa. Mr. Williams has successfully started, invested in and exited several companies. With a passion for financial literacy and entrepreneurship Mr. Williams founded the Kemet Institute in 2001, a non-profit focused on providing free financial literacy, entrepreneurship and life skills classes to under-served communities and schools. In 2015 he was appointed to the Board of Trustees for Fisk University. He is a member of Kappa Alpha Psi, Inc. and summa cum laude graduate of Morehouse College.

Our Board of Directors is comprised of professionals with extensive experience in managing businesses across different industries. We have chosen independent directors aligned with our vision. We leverage our directors’ extensive management capabilities, significant investment experience and global networks to both identify SEE ID as a potential business combination target and SEE ID as a potential business combination target drive value in the initial Business Combination.

Our Board of Directors include:

Lauren C. Anderson has served as one of our directors since November 19, 2021. Since 2013, Ms. Anderson has served as the Chief Executive Officer of LC Anderson International Consulting. She previously held various leadership roles within the Federal Bureau of Investigation (“FBI”) over a nearly thirty-year career where she spearheaded investigations and operations, domestically and internationally, in 24 countries. Ms. Anderson has served an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership and as an advisor with Stellar Solutions, a global-systems engineering service provider since January 2021. From February 2021 until January 2023, Ms. Anderson has served as an Independent Director for Imageware, a public biometrics technology company. Ms. Anderson has an Honorary Doctorate of Humane Letters from LIM College and holds a B.A. in Psychology from Muhlenberg College. She has completed executive programs at each of Harvard Business School, Northwestern University’s Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany. Ms. Anderson is well-qualified to serve on our Board because of her extensive experience in technology and cybersecurity sectors, and her leadership experience in the government.

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

Shawn Henry has served as one of our directors since November 19, 2021. Since April 2012, Mr. Henry has served as President of CrowdStrike Services and Chief Security Officer of CrowdStrike, Inc. (“CrowdStrike”), leading a world-class team of cybersecurity professionals in investigating and mitigating targeted attacks on corporate and government networks globally. Prior to joining CrowdStrike, from 1989 to 2012, Mr. Henry worked at the United States Federal Bureau of Investigation (the “FBI”), where he oversaw half of the FBI’s investigative operations, in his final role as Executive Assistant Director, including all FBI criminal and cyber investigations worldwide, international operations, and the FBI’s critical incident response to major investigations and disasters. He also oversaw computer crime investigations spanning the globe and received the Presidential Rank Award for Meritorious Executive for his leadership in enhancing the FBI’s cyber capabilities. Henry lectures at leading universities and is a faculty member at the National Association of Corporate Directors. Mr. Henry has served on the Advisory Boards of the Georgetown University Law Center Cybersecurity Law Institute since 2016, DoControl since 2020, the Anti-Defamation League Center for Technology and Society since 2016, and the Hofstra University School of Engineering and Applied Science from 2016 until 2024. Mr. Henry has served on the Board of the Global Cyber Alliance since 2015. Mr. Henry earned a Bachelor of Business Administration from Hofstra University and a Master of Science in Criminal Justice Administration from Virginia Commonwealth University. Additionally, Mr. Henry is a graduate of the Homeland Security Executive Leadership Program of the Naval Postgraduate School. Mr. Henry is well-qualified to serve on our Board because of his extensive experience in the cybersecurity sector, and his leadership and directorship experience.

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

Business Strategy

Our business strategy has been to leverage well-known investment platforms to identify and evaluate a target company for an initial business combination with a company. On March 18, 2024, we entered into a Business Combination Agreement with SEE ID and the other parties thereto. We believe that SEE ID exhibits unrecognized value with platform for a consolidation.

We did not limit our search to one segment of the technology and cybersecurity industries but will instead target a wide variety of companies that provide an array of business technical support and solutions. We believe that our management team’s extensive experience and demonstrated success in both investing and operating businesses in this industry has culminated in a unique set of capabilities that will be utilized in generating stockholder returns in structuring and supporting our initial business combination with SEE ID.

Following completion of the initial public offering, our management and advisors have been communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of evaluating potential opportunities.

Consistent with our business strategy, we identified the following general criteria and guidelines that we believe were important in evaluating SEE ID as our prospective target business.

●	has a strong, experienced management team, or a platform to assemble an effective management team with a track record of driving growth and profitability;

●	has a defensible market position, with demonstrated advantages when compared to its competitors and create barriers to entry against new competitors;

●	is at an inflection point, such as requiring additional management expertise to drive improved financial performance and will benefit from innovative operational techniques;

●	is a fundamentally sound company that may be underperforming its potential;

●	exhibits unrecognized value or other favorable characteristics, generates desirable return on capital, and needs the capital injection to further accelerate the growth;

●	offers an attractive risk adjusted returns for our stockholders, potential upside from growth in the target markets and an improved capital structure as weighed against any identified downside risks; and

●	can benefit from being a publicly traded company, is prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria were not intended to be exhaustive. Our evaluation relating to the merits of SEE ID, while based, to the extent relevant, on these general guidelines, was also based on other considerations, factors and criteria that our management deemed relevant., which we will disclose to the extent relevant in our stockholder communications related to our initial business combination, in the form of proxy solicitation materials or tender offer documents that we intend to file with the SEC.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies provided us with a number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through our management team sourcing, acquiring, financing and selling businesses through their relationships with sellers, financing sources and target companies’ management teams and through executing a number of transactions under varying economic and financial market conditions.

We believe this network provided our management team with a robust flow of acquisition opportunities where a limited group of investors were invited to participate in the sale process. In addition, potential acquisition targets were also brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

While we were not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers, none of our sponsor, directors or officers- are affiliated with SEE ID. In the event that we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers became aware of a business combination opportunity that fell within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Our acquisition and value creation strategy was to identify and complete our initial business combination with a company:

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

While there were many potential targets that meet these criteria that could have become attractive public companies with long-term growth potential and attractive competitive positioning, we selected SEE ID because it satisfied such criteria.

Our strategy was to leverage broad expertise, unique networks and the strategic and transaction experience of our management team and Advisors to identify SEE ID as our target business and to execute the Business Combination, which we believe could result in its overall value enhancement of SEE ID.

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

We further believe that our unique perspective as a vision driven company ourselves enhanced our attractiveness to SEE ID. We believe that SEE ID sees the value in working with us as they embark on the path toward public ownership.

Competitive Strengths

We believe reputation, sourcing, valuation, diligence and execution capabilities of our management team and our Advisors provides us with a pipeline of opportunities from which to evaluate and select SEE ID as our business target.

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

Deep Experience of Advisors. We believe that our ability to leverage the experience of our Advisors, who comprise operating executives of companies across multiple sectors and industries, provides us a distinct advantage in being able to consummate an attractive transaction with SEE ID or another business target.

Unique Perspective of Company Founders. Our management and Advisors have been co-founders, early-stage investors and board members of companies and understand the perspective of SEE ID’s management and board that we believe will facilitate our ability to execute the Business Combination, which we believe could result in its overall value enhancement of SEE ID.

Proprietary Sourcing Channels and Leading Industry Relationships. We believe that the connections and capabilities of our management team, in combination with those of our Advisors, provided us with a differentiated pipeline of acquisition opportunities in identifying SEE ID as a business target. We further believe that these sourcing capabilities were bolstered by the reputation and deep industry relationships of our management team and our Advisors.

Investing and Transaction Experience. We believe that our management’s track record of identifying and sourcing transactions coupled with our Advisors’ platform that includes professionals with deep expertise across corporate strategy, investing and transaction execution positioned us well to appropriately evaluate a potential business combination with SEE ID and position it as one that will be well received by the public markets.

Execution and Structuring Capability. We believe that the combined expertise and reputation of our management and our Advisors will allow us to complete the Business Combination with structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to structure the Business Combination with an attractive risk/reward profile based on its valuations and structural characteristics.

Investment Criteria

We focused on identifying companies that would benefit from becoming publicly-traded entities. We believe that our business strategy creates a compelling alternative for a growing company in a traditionally underfunded area to become a public entity and thus gain liquidity, diversify funding sources, and benefit from public market participation.

We have developed the following high-level, non-exclusive investment criteria that we used to screen for and evaluate target businesses, including SEE ID.

We will seek to acquire a business that has strong business fundamentals and that:

Would Benefit Uniquely from our Capabilities—a business where the collective capabilities of our management and Advisors can be leveraged to tangibly improve the operations and market position of the target.

Is Sourced Through our Proprietary Channels. We did not participate in broadly marketed processes, but rather leveraged our extensive network to source potential targets.

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

These criteria are not intended to be exhaustive. our evaluation relating to the merits of a particular initial business combination, including our Business Combination with SEE ID, was based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management deemed relevant, which we will disclose to the extent relevant in our stockholder communications in the form of tender offer documents or proxy solicitation materials that we intend to file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, including SEE ID, we conducted an extensive due diligence review which encompassed, as applicable and among other things, meetings with incumbent management and employees, document reviews, and a review of financial and other information about SEE ID and its industry.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. Subject to his or her fiduciary duties under Delaware law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under the Delaware General Corporation Law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Such pre-existing fiduciary duties did not materially affect our search for an acquisition target, in each case, because the affiliated companies are generally closely held entities controlled by such officer or director and the nature of the affiliated companies’ respective businesses were such that it was unlikely that a conflict would arise.

Competition

In identifying, evaluating and selecting a target business, we encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there were numerous potential target businesses that we could acquire with the net proceeds of the initial public offering and the sale of the private shares, including SEE ID, our ability to compete in acquiring target businesses may be limited by our available financial resources.

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

If we succeed in effecting the Business Combination, there will be, in all likelihood, intense competition from competitors of SEE ID. We cannot assure you that, subsequent to the Business Combination, we will have the resources or ability to compete effectively.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the stage of the business combination process the company is in. Accordingly, management has spent, and may continue to spend, more time negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We registered our units, Class A Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that SEE ID (or any other particular target business that we may identify as a potential acquisition candidate) will have the necessary financial statements on a timely basis. To the extent that this requirement cannot be met, we may not be able to complete our initial business combination.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act  if we cease to qualify as a smaller reporting company. SEE ID may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls by the closing of the Business Combination. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete an initial business combination.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. Such risks include, but are not limited to:

●	being a newly formed company without an operating history and the identification of material weaknesses in our internal controls over financial reporting;

●	any delay in receiving distributions from the trust account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of other blank check companies;

●	deviation from acquisition criteria in selecting a target for a business acquisition;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims;

●	the ability to timely complete a business combination;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	a change in control in connection with a business combination

●	warrants adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	tax consequences to business combinations; and

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

●	exclusive forum provisions in our amended and restated certificate of incorporation.

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

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

While we intend to seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own approximately 28% of our outstanding common stock (including the private placement shares) immediately following the completion of the initial public offering. Our initial stockholders and management team also may from time-to-time purchase Class A Common Stock prior to our initial business combination. While we intend to seek stockholder approval of an initial business combination, our amended and restated certificate of incorporation provides that such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need 8,017,040, or 30.25%, of the 26,500,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, while we intend to seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

An investor’s only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of an investment in us, investors were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval (although, we do not intend to do so as of the date of this Annual Report), our public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, an investor’s only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising redemption rights within the period of time (which will be at least 20 business days) set forth in our proxy or tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to complete the Business Combination.

The Business Combination Agreement provides as a condition to closing that we have cash and cash equivalents of not less than $6 million, including the cash available in ShoulderUp’s trust account and the proceeds from any financing after deducting all transaction expenses of ShoulderUp and SEE ID (including its change of control payments), and ShoulderUp’s liabilities not exceeding $250,000 at the effective time of the Business Combination. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. These risks may make it difficult for us to complete the Business Combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

We do not know how many stockholders may exercise their redemption rights in connection with the approval and closing of the Business Combination, and therefore needed to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The Business Combination Agreement requiring us to have a minimum amount of cash at closing as a condition to closing, requires that we reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the Business Combination to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of the Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with the initial Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

The Business Combination Agreement requires us to have a minimum amount of cash at closing, therefore, the probability that our initial business combination could be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination on or before May 19, 2024 after the closing of the initial public offering (or up to any extension period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination on or before May 19, 2024 or during any extension period.

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

We may not be able to complete our initial business combination on or before May 19, 2024 or during any extension period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination on or before May 19, 2024 or during any extension period. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our ability to complete a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic could continue to, and other infectious diseases could in the future, adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete the Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we seek stockholder approval of the Business Combination, our sponsor, initial stockholders, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of the Business Combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

As the number of special purpose acquisition companies evaluating targets increases, there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to consummate the Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, it may require more time, more effort and more resources to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increases, which could have resulted in improved financial terms for SEE ID. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Such factors could increase the cost of, delay or otherwise complicate or frustrate our ability to consummate the initial Business Combination, and may result in our inability to consummate the initial Business Combination on terms favorable to our investors altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete the initial Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for the initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

We have encountered competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete not only in attracting our business combination target, but in completing the Business Combination will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Any of these obligations may place us at a competitive disadvantage in successfully completing the Business Combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least May 19, 2024 or during any extension period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses have adversely affected, and could continue to adversely affect, our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed below under “—Part II, —Item 9A. Controls and Procedures” in this Annual Report for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting related to the following as of December 31, 2023:

●	a material weakness in internal controls related to failures in reporting period closing that could lead to understatement of the Company’s liabilities;

●	a material weakness in internal controls related to the compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of tax liabilities.

As a result of the identified material weaknesses, our management concluded that our internal controls over financial reporting was not effective as of December 31, 2023.

To respond to the material weaknesses, we devoted significant effort and resources to the remediation and improvement of our internal controls over financial reporting that include increasing communication among our personnel and third-party professionals with whom we consult regarding the application of accounting principles to the Company’s transactions, the establishment of bank accounts to segregate proceeds withdrawn from the Trust Account, and the review and approval of transactions involving the Trust Account. We can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Subsequent to our completion of the initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even though we conducted extensive due diligence on SEE ID, we cannot assure you that this diligence will identify all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the control of SEE ID and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Because we were neither limited to evaluating a target business in a particular industry sector, stockholders will be unable to ascertain the merits or risks of SEE ID’s operations.

Our efforts to identify a prospective initial business combination target were not limited to a particular industry, sector or geographic region. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavored to evaluate the risks inherent in SEE ID, we cannot assure you that we properly ascertained or assessed all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in SEE ID. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although our management endeavored to evaluate the risks inherent in our potential business combination candidates, we cannot assure you that we adequately ascertained or assessed all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in SEE ID. To the extent the Business Combination was outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation of SEE ID, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business of SEE ID. As a result, our management may not have been able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe were important in evaluating prospective target businesses, our initial Business Combination may not meet all such criteria and guidelines, and as a result, our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we identified general criteria and guidelines for evaluating prospective /target businesses, SEE ID may not have all of these positive attributes. If we complete our initial Business Combination and SEE ID does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, to the extent our Business Combination does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet the closing conditions of the Business Combination Agreement to have a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Because we must furnish our stockholders with target business financial statements, we may have difficulty completing our initial Business Combination.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements are required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may increase the risk that we are not able to complete our initial Business Combination because SEE ID may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning as soon as this Annual Report on Form 10-K  and, if we cease to qualify as a smaller reporting company, will require that we have such system of internal controls audited beginning with our next Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In order to effectuate the initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate the Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of our outstanding warrants (other than to lower the exercise price of the warrants or extend the duration of the exercise period of the warrants). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of the initial public offering or during any extension period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of SEE ID, which could compel us to restructure or abandon the Business Combination.

The Business Combination Agreement provides as a condition to closing that we have cash and cash equivalents of not less than $6 million, including the cash available in ShoulderUp’s trust account and the proceeds from any financing after deducting all transaction expenses of ShoulderUp and SEE ID (including its change of control payments), and ShoulderUp’s liabilities not exceeding $250,000 at the effective time of the Business Combination. As a result, if there are not sufficient proceeds in the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete the initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete the initial Business Combination, we would be compelled to either restructure the transaction or abandon the Business Combination and seek an alternative target business candidate or liquidate. Further, we may be required to obtain additional financing in connection with the closing of the initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing the initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of SEE ID. The failure to secure additional financing could have a material adverse effect on the continued development or growth of SEE ID. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Although we attempted to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite stockholder approval, we may structure the Business Combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, SEE ID may commence business operations outside of the United States, and possibly, business operations in multiple jurisdictions, which could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $2,925,014 should be recorded for the excise tax in connection with the above-mentioned redemptions as of December 31, 2023. This liability will be reviewed and remeasured at each reporting period. Further, the Company has agreed that any such Excise Taxes shall not be paid from the interest earned on the funds held in the Trust Account. We anticipate that the Excise Taxes will be paid with funds from the financings anticipated to be put in place at the time of the closing of the Business Combination; although, there are no assurances that such financing will be obtained or, if obtained, will be sufficient to satisfy the full amount of the obligation, in which case, the Company will need to obtain an agreement to assume such liabilities from its business combination target or obtain additional financing from the sponsor or other sources.

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

Before entering into the Business Combination Agreement, we investigated other target business and negotiated, drafted and executed other instruments that required substantial management time and attention and substantial costs for accountants, attorneys and others. The costs incurred in connection with such other potential business combinations likely will not be recoverable.

Furthermore, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess SEE ID’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should SEE ID’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be adversely impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of SEE ID may resign upon completion of our initial Business Combination. The loss of SEE ID’s key personnel could adversely impact the operations and profitability of our post-combination business.

The role of SEE ID’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of SEE ID’s management team will remain associated with it following the Business Combination, it is possible that members of the management of SEE ID will not wish to remain in place.

If SEE ID’s management following the initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following the initial Business Combination, our management is not expected to continue to serve as officers of post-combination company, and the management of SEE ID at the time of the Business Combination could remain in place. SEE ID’s management may not be familiar with U.S. securities laws. If SEE ID’s management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Business Combination, which may adversely affect our leverage and financial condition and thus adversely impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete the initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

SEE ID a private company about which little information is publicly available, which may result in a Business Combination that is not as profitable as we suspected, if at all.

SEE ID is a privately held company. Very little public information generally exists about it, and our decision on whether to pursue the initial Business Combination may be made on the basis of limited information, which may result in the Business Combination not being as profitable as we suspected, if at all.

We may issue our shares to investors in connection with the Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with the Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may engage the underwriter or its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

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

Risks Relating to our Sponsor and Management Team

Our ability to successfully effect the Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Business Combination is dependent upon the efforts of our key personnel. We expect that all of the management of SEE ID will remain in place. While we closely scrutinized the individuals we expect to compose the management of the post-combination company, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of SEE ID’s management team will remain associated with the post-combination company, it is possible that members of the management of SEE ID will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of the post-combination business.

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

While we offered our units at an offering price of $10.00 per unit and the amount in the trust account at December 31, 2023 was approximately $10.63 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or $0.00239234 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.

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

Our management is not expected to maintain control of the post-combination company. We cannot provide assurance that, upon loss of control of the post-combination business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The Business Combination was structured so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business. We will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. We anticipate that our stockholders prior to the business combination will collectively own a minority interest in the post-business combination company. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, we do not expect that our management will be able to maintain control of the target business.

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

Warrant holders will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Common Stock or certain exemptions are available.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We do not operate any enterprise information technology systems of our own and have only a limited number of personnel. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats, who limit the persons who have authorized access to our online accounts and limit the vendors whose services we utilize to a small number of reputable service providers. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Class A common stock trades on the OTC Pink under the symbols “SUAC.” The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

(b) Holders

As of March 18, 2024, there were 2 holders of record of our Units, 1 holder of record of our separately traded Class A Common Stock, and 1 holder of record of our separately traded Warrants. The actual number of holders of our units is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.

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

If we are unable to complete the initial business combination on or before the current termination date or and extended date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us but net of taxes payable (and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On April 20, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from May 19, 2023, to November 19, 2023 (the date which is 24 months from the closing date of the Company’s initial public offering of units). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of April 21, 2023. In connection with Special Meeting, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their shares for a cash redemption price of approximately $10.43 per share, or an aggregate redemption amount of $269,597,445. Following such redemptions, approximately 4,154,572 shares of Class A common stock remain issued and outstanding.

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The non-binding letter of intent was terminated on December 1, 2024.

On November 17, 2023, the Company, held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date (the “Termination Date”) by which the Company must consummate a business combination (the “Charter Extension”) from November 19, 2023 (the “Original Termination Date”) to May 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Charter Extension Date”). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 15, 2023. In connection with the Extension Amendment Proposal, holders of 2,170,004 shares of the Company’s common stock properly exercised their right to redeem their shares. $22,904,010 or $10.55 per share was withdrawn from the Trust Account, leaving $20,946,765 in the Trust Account after the redemptions.

On December 28, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to allow for the right of a holder of Class B common stock of the Company to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. The newly issued Class A common stock would not have any redemption rights and would continue to be subject to a lock-up period upon consummation of the business combination.

On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. The securities are expected to be quoted on the Pink Sheets, but there can be no assurance that this will occur.

Non-Redemption Agreements

During April 2023, the Company and the Sponsor entered into agreements (the “April Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “April Charter Amendment Proposal”) from May 19, 2023 to November 19, 2023 (the “April Extension”). The April Non-Redemption Agreements provide for the allocation of 1,000,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

During November 2023, the Company and the Sponsor entered into agreements (the “November Non-Redemption Agreements” and together with the April Non-Redemption Agreements, collectively, the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “November Charter Amendment Proposal”) from November 19, 2023 to May 19, 2024 (the “November Extension”). The November Non-Redemption Agreements provide for the allocation of 376,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

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

SEE ID Business Combination Agreement

On March 18, 2024, we entered into a Business Combination Agreement (such agreement, the “Business Combination Agreement” and such business combination, the “Business Combination”) by and among CID HoldCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”) and SEE ID, Inc., a Nevada corporation (“SEE ID”).

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, (i) ShoulderUp Merger Sub will merge with and into ShoulderUp (the “ShoulderUp Merger”), whereby the separate existence of ShoulderUp Merger Sub will cease and ShoulderUp will be the surviving entity of the ShoulderUp Merger and become a wholly owned subsidiary of Holdings, and (ii) following confirmation of the effective filing of the documents required to implement the ShoulderUp Merger, SEI Merger Sub will merge with and into the Company (the “SEE ID Merger” and together with the ShoulderUp Merger, the “Mergers”), the separate existence of SEI Merger Sub will cease and SEE ID will be the surviving entity of the SEE ID Merger and a direct wholly owned subsidiary of Holdings (the “Surviving Company”).

Upon the closing of the transactions, it is expected that Holdings will be listed on the Nasdaq Stock Market, LLC.

There are no assurances that the Business Combination will close, the consummation of which remains subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, a registration statement of Holdings becoming effective and approval of the Business Combination by the stockholders of ShoulderUp and SEE ID.

Results of Operations

Our entire activity from inception up to December 31, 2023, was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had net income of approximately $0.3 million, which consisted of the income from investments held in the Trust Account and operating account of approximately $5.8 million, offset by general and administrative expenses of approximately $1 million, franchise tax expense of approximately $0.2 million, change in fair value of derivative liability of approximately $3.1 million, and income tax expense of approximately $1.2 million.

For the year ended December 31, 2022, we had net income of approximately $2.4 million, which consisted of the income from investments held in the Trust Account and operating account of approximately $4.4 million, offset by general and administrative expenses of approximately $0.9 million, franchise tax expense of approximately $0.2 million, and income tax expense of approximately $0.9 million.

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had $403,456 in its operating bank account and working capital deficit of approximately $4.2 million. The amounts of cash on hand as of December 31, 2023 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans. On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024.

Assessment of Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate May 19, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for.paying existing accounts payable, and completing the proposed Business Combination with SEE ID pursuant to the terms of the Business Combination Agreement. On April 2, 2024, the sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2023, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $2,224,486 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $411,858. Additionally, as of December 31, 2023, the Company had accrued but unpaid income tax liability of $301,072 and unpaid liability for the Delaware franchise tax of $38,800, As of December 31, 2023, the Company had $403,456 in its operating account and inadvertently used $8,401 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Management determined that this use of funds was not in accordance with the Trust Agreement.

On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 (net of accrued interest) to Delaware Department of State for its franchise tax liability. The Sponsor’s working capital loan also replenished the Company’s operating account to maintain the remaining difference of $71,985 between amounts withdrawn from the Trust Account and remitted to the tax authorities, which will be used solely for payment of its income and Delaware franchise tax obligations. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Critical Accounting Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The only item that involves critical accounting estimates is non-redemption agreements derivative liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ShoulderUp Technology Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ShoulderUp Technology Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Franchise and Income Tax Withdrawals from Trust Account

As more fully described in Note 1 to the financial statements, the Company withdrew $2,636,344 from the Trust Account to pay liabilities related to income and Delaware franchise taxes. The Company remitted $2,224,486 of these funds withdrawn to pay for these respective taxes, leaving $411,858 of withdrawals for tax purposes that were not remitted through December 31, 2023. The Company’s cash balance as of December 31, 2023 was $403,456, therefore, the Company had used a portion of the funds withdrawn for taxes from the Trust for working capital purposes. This withdrawal and use of funds were not in accordance with the Trust Agreement.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 19, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 18, 2024

PCAOB ID Number 100

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets:
Current assets:
Cash	$403,456	$409,725
Prepaid expenses	—	244,688
Total current assets	403,456	654,413
Cash held in Trust Account	21,099,267	—
Cash and Investments held in Trust Account	—	309,744,280
Total Assets	$21,502,723	$310,398,693

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$798,071	$552,059
Franchise tax payable	38,800	100,882
Income tax payable	301,072	414,724
Excise tax payable	2,925,014	—
Due to related party	118,272	28,043
Total current liabilities	4,181,229	1,095,708
Non-redemption agreements derivative liability	6,646,080	—
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	22,027,309	12,295,708

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 1,984,568 and 30,000,000 shares issued and outstanding at redemption value of approximately $10.63 and $10.30 per share as of December 31, 2023 and 2022, respectively	21,108,225	309,130,532

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 1,984,568 and 30,000,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	135	135
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(21,033,991)	(10,428,727)
Total stockholders’ deficit	(21,632,811)	(11,027,547)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$21,502,723	$310,398,693

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022

General and administrative expenses	$999,143	$923,313
Franchise tax expense	200,400	200,000
Loss from operations	(1,199,543)	(1,123,313)
Other income:
Interest income from operating account	1,945	70
Change in fair value of derivative liability	(3,112,640)	—
Income from cash and investments held in Trust Account	5,823,923	4,409,987
Total other income	2,713,228	4,410,057
Net income before income taxes	1,513,685	3,286,744
Income tax expense	(1,181,348)	(858,724)
Net income	$332,337	$2,428,020

Weighted average shares outstanding of Class A common stock, basic and diluted	13,810,919	31,350,000
Basic and diluted net income per share, Class A common stock	$0.01	$0.06
Weighted average shares outstanding of Class B common stock, basic and diluted	10,450,000	10,450,000
Basic and diluted net income per share, Convertible Class B common stock	$0.01	$0.06

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2021	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(9,726,215)	$(10,325,035)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(3,130,532)	(3,130,532)
Net income	-	-	-	-	-	-	2,428,020	2,428,020
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(10,428,727)	$(11,027,547)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	-	(4,479,147)	(4,479,147)
Excise tax liability on share redemptions	-	-	-	-	-	-	(2,925,014)	(2,925,014)
Fair value of non-redemption agreements liability at issuance	-	-	-	-	-	-	(3,533,440)	(3,533,440)
Net income	-	-	-	-	-	-	332,337	332,337
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$-	$(600,000)	$(21,033,991)	$(21,632,811)

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$332,337	$2,428,020
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of non-redemption agreements derivative liability	3,112,640	-
Income from investments held in Trust Account	(5,823,923)	(4,409,987)
Changes in operating assets and liabilities:
Prepaid expenses	244,688	288,989
Accounts payable	246,013	247,281
Accrued expenses	-	(12,874)
Franchise tax payable	(62,082)	(23,004)
Income tax payable	(113,652)	414,724
Due to related party	90,229	16,944
Net cash used in operating activities	(1,973,750)	(1,049,907)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	1,967,481	668,862
Cash withdrawn from Trust Account in connection with redemption	292,501,454	-
Net cash provided by investing activities	294,468,935	668,862

Cash Flows Provided by Financing Activities:
Redemption of common stock	(292,501,454)	-
Net cash used in financing activities	(292,501,454)	-

Net change in cash	(6,269)	(381,045)

Cash - beginning of the period	409,725	790,770
Cash - end of the period	$403,456	$409,725

Supplemental cash flow information:
Cash paid for taxes	$1,335,000	$444,000

Non-cash investing and financing activities:
Shareholder non-redemption agreement liability	$3,533,440	$-

The accompanying notes are an integral part of these financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

On April 20, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from May 19, 2023, to November 19, 2023 (the date which is 24 months from the closing date of the Company’s initial public offering of units). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of April 21, 2023. In connection with Special Meeting, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their shares for a cash redemption price of approximately $10.43 per share, or an aggregate redemption amount of $269,597,445. Following such redemptions, approximately 4,154,572 shares of Class A common stock remain issued and outstanding.

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The non-binding letter of intent was terminated on December 1, 2024.

On November 17, 2023, the Company, held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date (the “Termination Date”) by which the Company must consummate a business combination (the “Charter Extension”) from November 19, 2023 (the “Original Termination Date”) to May 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion (the “Charter Extension Date”). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 15, 2023. In connection with the Extension Amendment Proposal, holders of 2,170,004 shares of the Company’s common stock properly exercised their right to redeem their shares. $22,904,010 or $10.55 per share was withdrawn from the Trust Account, leaving $20,946,765 in the Trust Account after the redemptions.

On December 28, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to allow for the right of a holder of Class B common stock of the Company to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. The newly issued Class A common stock would not have any redemption rights and would continue to be subject to a lock-up period upon consummation of the business combination.

On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. The securities are expected to be quoted on the Pink Sheets, but there can be no assurance that this will occur.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2023, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $2,224,486 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $411,858. Additionally, as of December 31, 2023, the Company had accrued but unpaid income tax liability of $301,072 and unpaid liability for the Delaware franchise tax of $38,800, As of December 31, 2023, the Company had $403,456 in its operating account and inadvertently used $8,401 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Based on review of the circumstances above, management determined that this use of funds was not in accordance with the Trust Agreement.

On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 (net of accrued interest) to Delaware Department of State for its franchise tax liability. The Sponsor’s working capital loan also replenished the Company’s operating account to maintain the remaining difference of $71,985 between amounts withdrawn from the Trust Account and remitted to the tax authorities, which will be used solely for payment of its income and Delaware franchise tax obligations. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $403,456 in its operating bank account and working capital deficit of approximately $4.2 million. The amounts of cash on hand as of December 31, 2023 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to seek a further extension of the Company’s termination date.

Risks and Uncertainties

Inflation Reduction Act of 2022

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

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $2,925,014 should be recorded for the excise tax in connection with the above-mentioned redemptions as of December 31, 2023. This liability will be reviewed and remeasured at each reporting period.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. Management has identified assumptions involved in the valuation of Class B shares transferred under the terms of non-redemption agreements as a critical accounting estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments was comprised of cash of December 31, 2023 and of U.S. government securities as of December 31, 2022, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature (see Note 9).

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 1,984,568 and 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the balance sheets.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Convertible Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$189,188	$143,149	$1,821,015	$607,005

Denominator:
Basic and diluted weighted average common stock outstanding	13,810,919	10,450,000	31,350,000	10,450,000

Basic and diluted net income per common stock	$0.01	$0.01	$0.06	$0.06

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of December 31, 2023 and 2022 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022, or the closing of the IPO. As of December 31, 2023, and 2022, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of December 31, 2023 and 2022, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying balance sheets. In addition, as of December 31, 2023 and 2022, approximately $4,300 and $5,000, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying balance sheets. The due to related party balances as of December 31, 2023 and 2022, also includes approximately $79,000 and $18,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of December 31, 2023, and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For year ended December 31, 2023, the Company incurred expenses of $120,000 under this agreement and is included in the general and administrative expenses on the accompanying statements of operations. For year ended December 31, 2022, the Company incurred expenses of $120,000 under this agreement and is included in the general and administrative expenses on the accompanying statements of operations. As of December 31, 2023 and 2022, the Company had $113,945 and $23,000 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying balance sheets.

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

Non-Redemption Agreements

During April 2023, the Company and the Sponsor entered into agreements (the “April Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “April Charter Amendment Proposal”) from May 19, 2023 to November 19, 2023 (the “April Extension”). The Non-Redemption Agreements provide for the allocation of 1,000,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

During November 2023, the Company and the Sponsor entered into agreements (the “November Non-Redemption Agreements”, and together with the April Non-Redemption Agreements, collectively, the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “November Charter Amendment Proposal”) from November 19, 2023 to May 19, 2024 (the “November Extension”). The November Non-Redemption Agreements provide for the allocation of 376,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

The Non-Redemption Agreements shall terminate on the earlier of (a) the failure of the Company’s stockholders to approve the Extensions at the Meeting, or the determination of the Company not to proceed to effect the Extensions, (b) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (c) the liquidation or dissolution of the Company, or (d) the mutual written agreement of the parties.

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

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various service providers and advisors, including investment banks, that helped us identify targets, negotiate terms of potential Business Combinations, and that will help us consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

The Company has recorded an accrual of $463,673 of fees for legal services by outside counsel related to on-going matters and compliance with reporting obligations. In addition, the Company incurred $483,295 of fees for legal services by outside counsel related to the acquisition activities which will be payable solely on completion of the Business Combination and won’t be paid if the Business Combination does not close. This portion of the legal fees will be recorded and recognized by the Company only in the event of successful Business Combination.

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

In connection with the Special Meeting held on April 20, 2023, holders of 25,845,428 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

In connection with the Special Meeting held on November 17, 2023, holders of 2,170,004 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

As of December 31, 2023 and 2022, there were respectively 3,334,568 shares and 31,350,000 shares of Class A common stock outstanding, of which 1,984,568 and 30,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheets, respectively.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Redemptions	(292,501,454)
Increase in redemption value of Class A common stock subject to possible redemption	4,479,147
Class A common stock subject to possible redemption as of December 31, 2023	$21,108,225

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, respectively 3,334,568 shares and 31,350,000 shares of Class A common stock were issued and outstanding, of which 1,984,568 and 30,000,000 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Convertible Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of December 31, 2023 and 2022, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote except as required by law.

Effective December 29, 2023, the Company amended its certificate of incorporation to allow for the right of a holder of Class B common stock of the Company to convert its shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. The newly issued Class A common stock would not have any redemption rights and would continue to be subject to a lock-up period upon consummation of the business combination. The amendment was approved by the Company’s stockholders at a meeting held on December 28, 2023.

The shares of Class B common stock (to the extent not already converted) will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment.

Warrants - As of December 31, 2023 and 2022, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,646,080

December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$309,744,280	$—	$—

Level 1 assets include investments in a money market fund that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations.

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	December 31, 2023	Issuance Date November 21, 2023	Issuance Date April 28, 2023
Market price of Class A common stock	$10.72	$10.58	$10.38
Risk-free rate	4.56%	5.04%	4.28%
Volatility	39.9%	44.2%	54.3%
Term	1.41	1.52	1.68
Probability of successful business combination	50.0%	50.0%	20.0%
Discount for lack of marketability	9.9%	11.4%	14.7%
Threshold price	$12.00	$12.00	$12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2022	$—
Initial measurement	3,533,440
Change in valuation inputs or other assumptions	3,112,640
Fair value as of December 31, 2023	$6,646,080

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023 and 2022.

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current
Federal	$1,181,348	$884,112
State	-	-
Deferred
Federal	(209,820)	(193,896)
State	-	-
Valuation allowance	209,820	168,508
Income tax provision	$1,181,348	$858,724

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Start-up/Organization costs	$209,896	$215,796
Net operating loss carryforwards	-	-
Total deferred tax assets	209,896	215,796
Valuation allowance	(209,896)	(215,796)
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	0.6%	0.0%
Change in valuation allowance	4.6%	5.1%
Income tax expenses	26.2%	26.1%

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheets and up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as hereinafter described.

SEE ID Business Combination Agreement

On March 18, 2024, the Company entered into a Business Combination Agreement (such agreement, the “Business Combination Agreement” and such business combination, the “Business Combination”) by and among CID HoldCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of ShoulderUp (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“ShoulderUp Merger Sub”), SEI Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Holdings (“SEI Merger Sub” and together with ShoulderUp Merger Sub, the “Merger Subs”) and SEE ID, Inc., a Nevada corporation (“SEE ID”).

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, (i) ShoulderUp Merger Sub will merge with and into ShoulderUp (the “ShoulderUp Merger”), whereby the separate existence of ShoulderUp Merger Sub will cease and ShoulderUp will be the surviving entity of the ShoulderUp Merger and become a wholly owned subsidiary of Holdings, and (ii) following confirmation of the effective filing of the documents required to implement the ShoulderUp Merger, SEI Merger Sub will merge with and into the Company (the “SEE ID Merger” and together with the ShoulderUp Merger, the “Mergers”), the separate existence of SEI Merger Sub will cease and SEE ID will be the surviving entity of the SEE ID Merger and a direct wholly owned subsidiary of Holdings (the “Surviving Company”).

Upon the closing of the transactions, it is expected that Holdings will be listed on the Nasdaq Stock Market, LLC.

There are no assurances that the Business Combination will close, the consummation of which remains subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, a registration statement of Holdings becoming effective and approval of the Business Combination by the stockholders of ShoulderUp and and SEE ID.

Subsequent to December 31, 2023, the Company determined that a portion of funds withdrawn from Trust Account for taxes was inadvertently used for payment of operating expenses. In connection with the following steps were undertaken: On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 to Delaware Department of State for its franchise tax liability.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the following material weaknesses identified as of December 31, 2023:

●	a material weakness in internal controls related to failures in reporting period closing that could lead to understatement of the Company’s liabilities arising from complex financial instruments;

●	a material weakness in internal controls related to the compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of tax liabilities.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the following material weaknesses identified in our internal controls over financial reporting identified as of December 31, 2023:

●	a material weakness in internal controls related to failures in reporting period closing that could lead to understatement of the Company’s liabilities arising from complex financial instruments;

●	a material weakness in internal controls related to the compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of tax liabilities.

To respond to the material weaknesses, we devoted significant effort and resources to the remediation and improvement of our internal controls over financial reporting that include increasing communication among our personnel and third-party professionals with whom we consult regarding the application of accounting principles to the Company’s transactions, the establishment of bank accounts to segregate proceeds withdrawn from the Trust Account, and the review and approval of transactions involving the Trust Account. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than describe above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:2

Name	Age	Position
Shawn Henry	61	Chairman of the Board of Directors
Phyllis Newhouse	61	Chief Executive Officer and Chairman
Rashaun Williams	44	Chief Financial Officer and Director
Lauren C. Anderson	66	Director
Danelle Barrett	56	Director
Janice Bryant Howroyd	71	Director
Stacey Abrams	50	Director

Set forth below is biographical information about each of the individuals named in the tables above:

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

Rashaun William has served as our Chief Financial Officer since December 1, 2023. Mr. Williams is a venture capitalist, family office investor and adjunct professor with over 150 investments under his belt and over 40 exits. Mr. Williams is currently a general partner in the MVP All-Star Fund, a late-stage tech fund; a private equity investor out of his family office Value Investment Group and adjunct professor at Morehouse College. He co-founded venture capital fund Queensbridge Venture Partners where he was an early investor in companies like Robinhood, Coinbase, Casper, Ring, PillPack, Lyft & Dropbox. Over the last twenty years he has been primarily responsible for bringing capital to emerging, diverse and alternative markets while working at Wall Street firms such as Goldman Sachs, Wachovia Securities & Deutsche Bank. In 2007 he founded Dixsville Partners, a private equity fund investing in infrastructure development and mineral companies in West Africa. Mr. Williams has successfully started, invested in and exited several companies. With a passion for financial literacy and entrepreneurship Mr. Williams founded the Kemet Institute in 2001, a non-profit focused on providing free financial literacy, entrepreneurship and life skills classes to under-served communities and schools. In 2015 he was appointed to the Board of Trustees for Fisk University. He is a member of Kappa Alpha Psi, Inc. and summa cum laude graduate of Morehouse College.

Lauren C. Anderson has served as one of our directors since November 19, 2021. Since 2013, Ms. Anderson has served as the Chief Executive Officer of LC Anderson International Consulting. She previously held various leadership roles within the Federal Bureau of Investigation (“FBI”) over a nearly thirty-year career where she spearheaded investigations and operations, domestically and internationally, in 24 countries. Ms. Anderson has served an advisor to the U.S. Comptroller General at the Government Accountability Office on international security, intelligence, criminal justice, law enforcement, and women’s leadership and as an advisor with Stellar Solutions, a global-systems engineering service provider since January 2021. From February 2021 until January 2023, Ms. Anderson has served as an Independent Director for Imageware, a public biometrics technology company. Ms. Anderson has an Honorary Doctorate of Humane Letters from LIM College and holds a B.A. in Psychology from Muhlenberg College. She has completed executive programs at each of Harvard Business School, Northwestern University’s Kellogg School of Management, Cambridge Judge Business School, and the George C. Marshall European Center for Security Studies in Garmisch, Germany. Ms. Anderson is well-qualified to serve on our Board because of her extensive experience in technology and cybersecurity sectors, and her leadership experience in the government.

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

Shawn Henry has served as one of our directors since November 19, 2021. Since April 2012, Mr. Henry has served as President of CrowdStrike Services and Chief Security Officer of CrowdStrike, Inc. (“CrowdStrike”), leading a world-class team of cybersecurity professionals in investigating and mitigating targeted attacks on corporate and government networks globally. Prior to joining CrowdStrike, from 1989 to 2012, Mr. Henry worked at the United States Federal Bureau of Investigation (the “FBI”), where he oversaw half of the FBI’s investigative operations, in his final role as Executive Assistant Director, including all FBI criminal and cyber investigations worldwide, international operations, and the FBI’s critical incident response to major investigations and disasters. He also oversaw computer crime investigations spanning the globe and received the Presidential Rank Award for Meritorious Executive for his leadership in enhancing the FBI’s cyber capabilities. Henry lectures at leading universities and is a faculty member at the National Association of Corporate Directors. Mr. Henry has served on the Advisory Boards of the Georgetown University Law Center Cybersecurity Law Institute since 2016, DoControl since 2020, the Anti-Defamation League Center for Technology and Society since 2016, and the Hofstra University School of Engineering and Applied Science from 2016 until 2024. Mr. Henry has served on the Board of the Global Cyber Alliance since 2015. Mr. Henry earned a Bachelor of Business Administration from Hofstra University and a Master of Science in Criminal Justice Administration from Virginia Commonwealth University. Additionally, Mr. Henry is a graduate of the Homeland Security Executive Leadership Program of the Naval Postgraduate School. Mr. Henry is well-qualified to serve on our Board because of his extensive experience in the cybersecurity sector, and his leadership and directorship experience.

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

The term of office of the first class of directors, consisting of Lauren C. Anderson and Danelle Barrett, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Shawn Henry and Janice Bryant Howroyd, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rashaun Williams, Phyllis Newhouse and Stacey Abrams will expire at the third annual meeting of stockholders.

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

Board Meetings

During 2023, there were four meetings of our board of directors. All of our directors attended at least 75% of the meetings held during 2023. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lauren C. Anderson, Danelle Barrett, Shawn Henry, and Janice Bryant Howroyd are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

We have established an audit committee of the board of directors Lauren C. Anderson, Janice Bryant Howroyd and Shawn Henry will serve as members of our audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

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

Compensation Committee

We have established a compensation committee of the board of directors. Lauren C. Anderson, Danelle Barrett and Janice Bryant Howroyd serve as members of our compensation committee.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Phyllis Newhouse	XtremeSolutions, Inc.	Cybersecurity	Founder and Chief Executive Officer
	Athena Technology Acquisition Corp.	Blank Check Company	Founder, former Chief Executive Officer, and Director
	Heliogen, Inc.	Green Energy Technology	Director
	ShoulderUp Ventures	Nonprofit	Founder
	Sabre Corporation	Travel Technology	Director

Rashaun Williams

Lauren C. Anderson	LC Anderson International Consulting	Consulting	Chief Executive Officer
	Stellar Solutions	Engineering Service Provider	Advisor

Danelle Barrett	Deep Water Point	Consulting	Principal
	Federal Home Loan Bank of New York	Bank	Director
	Protego Trust Bank, N.A.	Bank	Director

Shawn Henry	CrowdStrike Services	Cybersecurity	Chief Strategy Officer
	CrowdStrike, Inc.	Cybersecurity	Chief Security Officer

Janice Bryant Howroyd	ActOne Group	Talent and Technology	Founder and Chief Executive Officer

Stacey Abrams	Sage Works Production, Inc.	Production	Chief Executive Officer
	Sage Works, LLC	Consulting	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased founder shares prior to the initial public offering and purchased private placement units in a transaction that closed simultaneously with the initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame extension period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement units will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

	Class A Common Stock			Class B Common Stock(2)
			Approximate		Approximate
			Percentage of		Percentage of
			Outstanding		Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned		Common Stock	Beneficially Owned	Common Stock
Executive Officers and Directors
Phyliss Newhouse(3)	1,350,000	(4)	40.48%	10,450,000	100%
Rashaun Williams	-		-	-	-
Shawn Henry	-		-	-	-
Lauren C. Anderson	-		-	-	-
Danelle Barrett	-		-	-	-
Janice Bryant Howroyd	-		-	-	-
Stacey Abrams	-		-	-	-
All executive officers and directors as a group (seven individuals)	1,350,000		40.48%	10.450,000	-
Five Percent Holders:	-		-		-
Moore Capital Management, LP(5)	200,000		6.0%	-	-
Fir Tree Capital Management, LP(6)	200,000		6.0%	-	-
AQR Capital Management, LLC(7)	400,000		12.0%	-	-
ShoulderUp Technology Sponsor LLC(3)	1,350,000	(4)	40.48%	10,450,000	100%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 125 Townpark Drive, Suite 300, Kennesaw, GA 30144.

(2)	Interests consist of founder shares, classified as Class B common stock, and private placement shares after the initial public offering. Such shares will automatically convert into shares of Class A common stock upon the consummation of the initial business combination on a one-for-one basis, subject to adjustment as described therein. In connection with the Company’s extension of the deadline by which it has to consummate a business combination, on April 5, 2023, the Company and its Sponsor, entered into certain agreements with one or more third parties (the “Non-Redeeming Stockholders” in exchange for the Non-Redeeming Stockholders agreeing not to redeem the Company’s Public Shares at the April 2023 special meeting of stockholders called by the Company at which the Founder Share Amendment Proposal was approved (the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 1,000,000 Founder Shares to the Non-Redeeming Stockholders, which shares will be transferred to the Non-Redeeming Stockholders at the closing of a Business Combination, among satisfaction of other conditions; however, subsequent to the April 2023 special meeting of stockholders, the Non-Redeeming Stockholders may elect to redeem any Public Shares held.

(3)	ShoulderUp Technology Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Phyllis Newhouse, our Chief Executive Officer, is the managing member of our sponsor and has voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of these relationships, Phyllis Newhouse may be deemed to have beneficial ownership of the securities held of record by our sponsor. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(4)	Includes 1,350,000 shares of Class A common stock underlying Private Placement Units.

(5)	Includes Class A common stock beneficially held (1) by Moore Capital Management, LP, a Delaware limited partnership (“MCM”), (2) by MMF LT, LLC, a Delaware limited liability company (“MMF”), (3) by Moore Global Investments, LLC, a Delaware limited liability company (“MGI”), (4) by Moore Capital Advisors, L.L.C., a Delaware limited liability company (“MCA”) and (5) by Louis M. Bacon (“Mr. Bacon”), a United States citizen, in his capacity as chairman, chief executive officer and director of MCM, based solely on the Schedule 13/G jointly filed by the reporting parties on February 14, 2024. MCM, as the investment manager of MMF, has voting and investment control over the shares held by MMF. MGI and MCA are the sole owners of MMF. Mr. Bacon is the indirect majority owner of and controls MCM and its general partner, MCA, and is the indirect majority owner of MMF. The principal business office of each of MCM, MMF, MGI, MCA and Mr. Bacon is located at 11 Times Square, 39th Floor, New York, New York 10036.

(6)	Includes Class A common stock beneficially held by Fir Tree Capital Management, LP (“Fir Tree”), based solely on the Schedule 13/G filed by Fir Tree on February 14, 2024. The principal business office of Fir Tree is located at 500 5th Avenue, 9th Floor, New York, New York 10110.

(7)	Includes Class A common stock beneficially held by (1) AQR Capital Management, LLC, (2) AQR Management Holdings, LLC, and (3) AQR Arbitrage, LLC, based solely on the Schedule 13/G filed by the reporting parties on March 4, 2024. The principal business office of each of AQR Capital Management, LLC, AQR Management Holdings, LLC, and AQR Arbitrage, LLC is One Greenwich Plaza, Greenwich, Connecticut 06830.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Audit Fees (1)	$105,820	$102,320
Audit-Related Fees (2)	-	-
Tax Fees (3)	1,990	-
All Other Fees (4)	-	-
Total	$107,810	$102,320

(1)	Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of April, 2024.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

By:	/s/ Phyllis W. Newhouse
Name:	Phyllis W. Newhouse
Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Phyllis W. Newhouse and Rashaun Williams, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of ShoulderUp Technology Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Phyllis W. Newhouse	Chief Executive Officer, and Director	April 18, 2024
Phyllis W. Newhouse	(Principal Executive Officer)

/s/ Shawn Henry	Chairman and Director	April 18, 2024
Shawn Henry

/s/ Rashaun Williams	Chief Financial Officer	April 18, 2024
Rashaun Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lauren C. Anderson	Director	April 18, 2024
Lauren C. Anderson

/s/ Danelle Barrett	Director	April 18, 2024
Danelle Barrett

/s/ Janice Bryant Howroyd	Director	April 18, 2024
Janice Bryant Howroyd

/s/ Stacey Abrams	Director	April 18, 2024
Stacey Abrams

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated November 16, 2021, by and between the Company and Citigroup Global Markets Inc.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

2.1*	Business Combination Agreement, dated as of March 18, 2024, by and among ShoulderUp, Holdings, ShoulderUp Merger Sub, SEI Merger Sub, and the Company.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 21, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on April 26, 2023 and incorporated herein by reference.

3.2.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated November 17, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 17, 2023 and incorporated herein by reference.

3.2.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 29, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on January 2, 2024 and incorporated herein by reference.

3.3	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

4.5	Description of Securities	Filed herewith.

Exhibit No.	Description	Incorporation by Reference
10.1	Letter Agreement, dated November 16, 2021, by and among the Company, each of its officers and directors and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2.1	Amendment to the Investment Management Trust Agreement, dated April 20, 2023, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on April 26, 2023 and incorporated herein by reference.

10.3	Registration Rights Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.4	Private Placement Unit Purchase Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.5	Administrative Services Agreement, dated November 16, 2021, by and among the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.
10.6	Form of Indemnity Agreement	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.7	Promissory Note issued to ShoulderUp Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.8	Subscription Agreement between the Registrant and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.9	Form of Non-Redemption Agreement and Assignment of Economic Interest, dated April 2023	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-41076) filed on May 2, 2023 and incorporated herein by reference.

10.9.1	Form of Non-Redemption Agreement and Assignment of Economic Interest, dated November 2023	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 17, 2023 and incorporated herein by reference.

10.10	Form of Stockholder Support Agreement.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.11	Form of Sponsor Support Agreement.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.12	Form of Amendment to that certain letter agreement dated November 16, 2021.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.13	Form of Registration Rights Agreement.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

14	Code of Business Conduct and Ethics	Filed as Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File

*	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). ShoulderUp agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; however, ShoulderUp may request confidential treatment of omitted items.