Form 10-Q
period 2024-03-31
ShoulderUP Technology Acquisition Corp.
filed 2024-06-12
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	SUAC.U	(1)
Class A Common Stock, $0.0001 par value	SUAC	(1)
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.WS	(1)

(1)	On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. On March 6, 2024, pursuant to Rule 15c-211 of the U.S. Securities Exchange Act, as amended, a market maker filed a Form 211 with the Financial Industry Regulatory Authority, Inc. to initiate proprietary trading of the Class A common stock, the units, and the warrants of ShoulderUp Technology Acquisition Corp. on the “pink sheets” of OTC Market Group Inc. The securities are expected to be quoted on the Pink Sheets.

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

As of June 12, 2024, there were 2,209,414 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 859,414 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$335,304	$403,456
Total current assets	335,304	403,456

Cash held in Trust Account	21,356,778	21,099,267
Total Assets	$21,692,082	$21,502,723

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,053,046	$798,071
Franchise tax payable	91,506	38,800
Income tax payable	345,055	301,072
Excise tax payable	2,925,014	2,925,014
Due to related party	148,272	118,272
Total current liabilities	4,562,893	4,181,229
Non-redemption agreements derivative liability	6,893,760	6,646,080
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	22,656,653	22,027,309

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,984,568 shares issued and outstanding at redemption value of approximately $10.70 and $10.63 per share as of March 31, 2024 and December 31, 2023, respectively	21,232,074	21,108,225

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 1,984,568 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	135	135
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(21,597,825)	(21,033,991)
Total stockholders’ deficit	(22,196,645)	(21,632,811)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$21,692,082	$21,502,723

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

General and administrative expenses	$357,763	$205,886
Franchise tax expense	52,706	50,400
Loss from operations	(410,469)	(256,286)

Other income and expenses:
Change in fair value of derivative liability	(247,680)	—
Interest income from operating account	4,635	7
Income from cash and investments held in Trust Account	257,512	3,286,169
Total other income, net	14,467	3,286,176

Net (loss) income before income taxes	(396,002)	3,029,890
Income tax expense	(43,983)	(679,513)
Net (loss) income	$(439,985)	$2,350,377

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	1,984,568	30,000,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.03)	$0.06
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	11,800,000	11,800,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.03)	$0.06

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$ ―	$(600,000)	$(21,033,991)	$(21,632,811)
Increase in redemption value of Class A common stock subject to possible redemption	―	―	―	―	―	―	(123,849)	(123,849)
Net loss	―	―	―	―	―	―	(439,985)	(439,985)
Balance - March 31, 2024 (unaudited)	1,350,000	$135	10,450,000	$1,045	$ ―	$(600,000)	$(21,597,825)	$(22,196,645)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,428,727)	$(11,027,547)
Net income	—	—	—	—	—	—	2,350,377	2,350,377
Accretion for Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(2,556,256)	(2,556,256)
Balance - March 31, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,634,606)	$(11,233,426)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(439,985)	$2,350,377
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(257,512)	(3,286,169)
Change in fair value of derivative liability	247,680	―
Changes in operating assets and liabilities:
Prepaid expenses	―	8,308
Accounts payable	254,976	58,080
Franchise tax payable	52,706	(50,882)
Income tax payable	43,983	679,513
Due to related party	30,000	3,729
Net cash used in operating activities	(68,152)	(237,044)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	―	101,282
Net cash provided by investing activities	―	101,282

Net change in cash	(68,152)	(135,762)
Cash - beginning of the period	403,456	409,725
Cash - end of the period	$335,304	$273,963

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through March 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

Following the closing of the IPO on November 19, 2021, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was deposited into a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, which may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on December 28, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of a Business Combination or our liquidation. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay tax obligations and up to $100,000 to pay dissolution expenses, the proceeds from the IPO and the sale of the Private Shares will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s redemption of 100% of the outstanding public shares if it has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The non-binding letter of intent was terminated on December 1, 2023.

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

On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. On March 6, 2024, pursuant to Rule 15c-211 of the U.S. Securities Exchange Act, as amended (the “Exchange Act”), as amended, a market maker filed a Form 211 with the Financial Industry Regulatory Authority, Inc. (“FINRA”) to initiate proprietary trading of the Class A common stock, the units, and the warrants of the Company. Pursuant to Rule 15c2-11 (the “Exchange Act”), the submission of Form 211 to the FINRA OTC Compliance Unit enables broker-dealers to initiate or resume trading quotes on the “pink sheets” by OTC Markets Group Inc. for securities not listed on the New York Stock Exchange or The Nasdaq Stock Market LLC. The securities are expected to be quoted on the Pink Sheets, but there can be no assurance if or when this will occur.

On May 17, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from May 19, 2024 to November 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of May 17, 2024.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through March 31, 2024, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $2,224,486 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $411,858. Additionally, as of March 31, 2024, the Company had accrued but unpaid income tax liability of $345,055 and unpaid liability for the Delaware franchise tax of $91,506, As of March 31, 2024, the Company had $335,304 in its operating account and inadvertently used $76,954 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Based on review of the circumstances above, management determined that this use of funds was not in accordance with the Trust Agreement.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 (net of accrued interest) to Delaware Department of State for its franchise tax liability. The Sponsor’s working capital loan also replenished the Company’s operating account to maintain the remaining difference of $71,954 between amounts withdrawn from the Trust Account and remitted to the tax authorities, which will be used solely for payment of its income and Delaware franchise tax obligations. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from the proceeds from the promissory note to Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $335,304 in its operating bank account and working capital deficit of approximately $4.2 million. The amounts of cash on hand as of March 31, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2024 upon the approval of the extension of the liquidation date at the special shareholder meeting on May 17, 2024. The unaudited Condensed Consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to seek a further extension of the Company’s termination date.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $2,925,014 should be recorded for the excise tax in connection with the above-mentioned redemptions as of March 31, 2024. This liability will be reviewed and remeasured at each reporting period.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future periods.

The accompanying unaudited Condensed Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 18, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited Condensed Consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited Condensed Consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited Condensed Consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. Management has identified assumptions involved in the valuation of Class B shares transferred under the terms of non-redemption agreements as a critical accounting estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Cash Held in the Trust Account

The Company’s portfolio of investments was comprised of cash held in demand deposit account of March 31, 2024 and December 31, 2023.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the unaudited Condensed Consolidated balance sheets, primarily due to their short-term nature (see Note 9).

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited Condensed Consolidated statements of operations each reporting period.

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the unaudited Condensed Consolidated statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 1,984,568 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the unaudited Condensed Consolidated balance sheets.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Convertible Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended March 31,
	2024		2023
	Non-Redeemable Class A	Redeemable Class A and Class B	Non-Redeemable Class A	Redeemable Class A and Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(63,345)	$(376,640)	$1,686,873	$663,504
Denominator:
Basic and diluted weighted average common stock outstanding	1,984,568	11,800,000	31,000,000	11,800,000
Basic and diluted net (loss) income per common stock	$(0.03)	$(0.03)	$0.06	$0.06

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s unaudited Condensed Consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was (11.11)% and 22.43% for the three months ended March 31, 2024, and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited Condensed Consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its unaudited Condensed Consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.10

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited Condensed Consolidated financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of March 31, 2024 and December 31, 2023 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022, or the closing of the IPO. As of March 31, 2024 and December 31, 2023, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of March 31, 2024 and December 31, 2023, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets. In addition, as of March 31, 2024 and December 31, 2023, approximately $4,300 and $4,300, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets. The due to related party balances as of March 31, 2024 and December 31, 2023, also includes approximately $79,000 and $79,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Subsequent to March 31, 2024, the Company determined that a portion of funds withdrawn from Trust Account for taxes was inadvertently used for payment of operating expenses. In connection therewithon April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 to Delaware Department of State for its franchise tax liability.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. . For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $30,000 of services under this agreement and is included in the general and administrative expenses on the accompanying Condensed Consolidated statements of operations As of March 31, 2024 and December 31, 2023, the Company had $148,272 and $113,945 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $6,893,760 and $6,646,080 as of March 31, 2024 and December 31, 2023, respectively.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an accrual of $573,168 of fees for legal services by outside counsel related to on-going matters and compliance with reporting obligations. In addition, the Company incurred $573,168 of fees for legal services by outside counsel related to the acquisition activities which will be payable solely on completion of the Business Combination and won’t be paid if the Business Combination does not close. This portion of the legal fees will be recorded and recognized by the Company only in the event of successful Business Combination.

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

As of March 31, 2024 and December 31, 2023, there were respectively 3,334,568 shares of Class A common stock outstanding, of which 1,984,568 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying unaudited Condensed Consolidated balance sheets, respectively.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the accompanying unaudited Condensed Consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Redemptions	(292,501,454)
Increase in redemption value of Class A common stock subject to possible redemption	4,479,147
Class A common stock subject to possible redemption as of December 31, 2023	$21,108,225
Increase in redemption value of Class A common stock subject to possible redemption	123,849
Class A common stock subject to possible redemption as of March 31, 2024 (unaudited)	$21,232,074

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, respectively 3,334,568 shares of Class A common stock were issued and outstanding, of which 1,984,568 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Convertible Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

Warrants - As of March 31, 2024 and December 31, 2023, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,893,760

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,646,080

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the unaudited Condensed Consolidated balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the unaudited Condensed Consolidated statements of operations.

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	March 31, 2024	December 31, 2023
Market price of Class A common stock	$10.78	$10.72
Risk-free rate	4.70%	4.56%
Volatility	31.4%	39.9%
Term	1.16	1.41
Probability of successful business combination	50.0%	50.0%
Discount for lack of marketability	7.0%	9.9%
Threshold price	$12.00	$12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2023	$6,646,080
Change in valuation inputs or other assumptions	247,680
Fair value as of March 31, 2024	$6,893,760

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended March 31, 2024 and December 31, 2023.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited Condensed Consolidated balance sheets and up to the date the unaudited Condensed Consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated financial statements, except as hereinafter described.

On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024 the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 to Delaware Department of State for its franchise tax liability.

On May 17, 2024, the Company held the Special Meeting of its stockholders. At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from May 19, 2024, to November 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of May 17, 2024. In connection with the extension amendment proposal approved at the Special Meeting, holders of 1,125,154 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.78 per share, or an aggregate redemption amount of $12,136,736. Following such redemptions, $9,270,270 will remain in the trust account and 859,414 shares of common stock will remain issued and outstanding.

On May 17, 2024, the Company and the Sponsor entered into Non-Redemption Agreements on substantially the same terms with certain stockholders of the Company, pursuant to which such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 800,000 non-Redeemed shares in connection with the Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A Common Stock, the Sponsor agreed to transfer an aggregate of 266,666 shares of Class B Common Stock held by the Sponsor to such stockholders immediately following consummation of the initial business combination if they continued to hold such Non-Redeemed shares through the Special Meeting.

Item 2. Managements’ Discussion and Analysis of Financial Conditions and Results of Operations

References to “we”, “us”, “our” or the “Company” are to ShoulderUp Technology Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our interim Condensed Consolidated financial statements and related notes thereto included elsewhere in this report.

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

On October 16, 2023, the Company announced that it has entered into a non-binding letter of intent for a potential business combination with Airspace Experience Technologies, Inc., a pioneer in the urban mobility market. The non-binding letter of intent was terminated on December 1, 2023.

On November 17, 2023, the Company, held a special meeting of its stockholders (the “November 17 Special Meeting”). At the November 17 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from November 19, 2023 to May 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 15, 2023. In connection with the extension amendment proposal, holders of 2,170,004 shares of the Company’s common stock properly exercised their right to redeem their shares. $22,904,010 or $10.55 per share was withdrawn from the Trust Account, leaving $20,946,765 in the Trust Account after the redemptions.

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

On December 19, 2023, the NYSE filed a Form 25 to delist the Company securities. The delisting was effective on December 29, 2023. On March 6, 2024, pursuant to Rule 15c-211 of the U.S. Securities Exchange Act, as amended (the “Exchange Act”), as amended, a market maker filed a Form 211 with the Financial Industry Regulatory Authority, Inc. (“FINRA”) to initiate proprietary trading of the Class A common stock, the units, and the warrants of the Company. Pursuant to Rule 15c2-11 (the “Exchange Act”), the submission of Form 211 to the FINRA OTC Compliance Unit enables broker-dealers to initiate or resume trading quotes on the “pink sheets” by OTC Markets Group Inc. for securities not listed on the New York Stock Exchange or The Nasdaq Stock Market LLC. The securities are expected to be quoted on the Pink Sheets, but there can be no assurance if or when this will occur.

On May 17, 2024, the Company held a special meeting of its stockholders (the “May 17 Special Meeting”). At the May 17 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from May 19, 2024, to November 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of May 17, 2024. In connection with the extension amendment proposal at the May 17 Special Meeting, holders of 1,125,154 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.78 per share, or an aggregate redemption amount of $12,136,736. Following such redemptions, approximately $9,270,270 will remain in the trust account and 859,414 shares of common stock will remain issued and outstanding.

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $6,893,760 and $6,646,080 as of March 31, 2024, and December 31, 2023, respectively.

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

Results of Operations

Our entire activity from inception up to March 31, 2024, was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2024, we had net loss of approximately $0.4 million, which consisted of the general and administrative expenses of approximately $410,000, change in fair value of derivative liability of approximately $248,000, franchise tax expense of approximately $53,000 and income tax expense of approximately $44,000, offset by income from investments held in the Trust Account and operating account of approximately $262,147.

For the three months ended March 31, 2023, we had net income of approximately $2.4 million, which consisted of income from investments held in the Trust Account and operating account of approximately $3.3 million, offset by general and administrative expenses of approximately $206,000, franchise tax expense of approximately $50,400, and income tax expense of approximately $680,000.

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had $335,304 in its operating bank account and working capital deficit of approximately $4.2 million. The amounts of cash on hand as of March 31, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans. On April 2, 2024, the Sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024.

Assessment of Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate November 19, 2024. The unaudited Condensed Consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, and completing the proposed Business Combination with SEE ID pursuant to the terms of the Business Combination Agreement. On April 2, 2024, the sponsor committed to providing the Company a working capital loan in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2023, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $2,224,486 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $411,858. Additionally, as of March 31, 2024, the Company had accrued but unpaid income tax liability of $345,055 and unpaid liability for the Delaware franchise tax of $91,506, As of March 31, 2024, the Company had $335,304 in its operating account and inadvertently used $76,954 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Based on review of the circumstances above, management determined that this use of funds was not in accordance with the Trust Agreement.

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

Critical Accounting Estimates

The preparation of these unaudited Condensed Consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The only item that involves critical accounting estimates is non-redemption agreements derivative liability.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective, due to the following material weaknesses identified in our internal controls over financial reporting identified as of December 31, 2023:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Annual Report on Form 10-K for the year ended December 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the Trust Account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on December 28, 2023 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our public stockholders will receive upon any redemption or liquidation of the Company.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration of an investment company;

●	adoption of a specific form of corporate structure; and

●	adoption of a specific form of corporate structure; and

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations. Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2024
10.1	Form of Non-Redemption Agreement and Assignment of Economic Interest	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: June 12, 2024	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)