Form 10-Q
period 2024-06-30
ShoulderUP Technology Acquisition Corp.
filed 2024-08-28
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	SUAC.U	(1)
Class A Common Stock, $0.0001 par value	SUAC	(1)
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	SUAC.WS	(1)

(1)	The Company’s Class A Common Stock, Warrants and Units are currently traded on the over-the-counter market (the “OTC”) under the symbols SUAC, SUACW and SUACU, respectively.

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

As of August 26, 2024, there were 2,209,414 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 859,414 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$290,466	$403,456
Total current assets	290,466	403,456

Cash held in Trust Account	9,297,875	21,099,267
Total Assets	$9,588,341	$21,502,723

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,187,020	$798,071
Franchise tax payable	48,800	38,800
Income tax payable	132,576	301,072
Excise tax payable	3,046,381	2,925,014
Due to related party	178,272	118,272
Convertible promissory note - related party	275,000	—
Total current liabilities	4,868,049	4,181,229
Non-redemption agreements derivative liability	10,901,760	6,646,080
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	26,969,809	22,027,309

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 859,414 and 1,984,568 shares issued and outstanding at redemption value of approximately $10.74 and $10.63 per share as of June 30, 2024 and December 31, 2023, respectively	9,225,988	21,108,225

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 859,414 and 1,984,568 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	135	135
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(26,008,636)	(21,033,991)
Total stockholders’ deficit	(26,607,456)	(21,632,811)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$9,588,341	$21,502,723

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$333,599	$271,900	$691,362	$477,786
Franchise tax expense	(1,411)	50,000	51,295	100,400
Loss from operations	(332,188)	(321,900)	(742,657)	(578,186)

Other income (expense):
Interest income from operating account	2,156	63	6,791	70
Income from cash and investments held in Trust Account	227,832	1,514,844	485,344	4,801,013
Change in fair value of derivative liability	(72,000)	(30,000)	(319,680)	(30,000)
Total other income, net	157,988	1,484,907	172,455	4,771,083

Net (loss) income before income taxes	(174,200)	1,163,007	(570,202)	4,192,897
Income tax expense	(48,593)	(307,630)	(92,576)	(987,143)
Net (loss) income	$(222,793)	$855,377	$(662,778)	$3,205,754

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	1,440,537	12,959,058	1,712,553	21,432,455
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.03	$(0.05)	$0.10

Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	11,800,000	11,800,000	11,800,000	11,800,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.02)	$0.03	$(0.05)	$0.10

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(21,033,991)	$(21,632,811)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(123,849)	(123,849)
Net loss	—	—	—	—	—	—	(439,985)	(439,985)
Balance - March 31, 2024 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(21,597,825)	$(22,196,645)
Fair value of non-redemption agreements liability at issuance	—	—	—	—	—	—	(3,936,000)	(3,936,000)
Excise tax liability on share redemptions	—	—	—	—	—	—	(121,367)	(121,367)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(130,651)	(130,651)
Net loss	—	—	—	—	—	—	(222,793)	(222,793)
Balance - June 30, 2024 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(26,008,636)	$(26,607,456)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,428,727)	$(11,027,547)
Net income	—	—	—	—	—	—	2,350,377	2,350,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(2,556,256)	(2,556,256)
Balance - March 31, 2023 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,634,606)	(11,233,426)
Fair value of non-redemption agreements derivative liability at issuance	—	—	—	—	—	—	(1,770,000)	(1,770,000)
Net income	—	—	—	—	—	—	855,377	855,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(1,157,213)	(1,157,213)
Balance - June 30, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(12,706,442)	$(13,305,262)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(662,778)	$3,205,754
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(485,344)	(4,801,013)
Change in fair value of derivative liability	319,680	30,000
Changes in operating assets and liabilities:
Prepaid expenses	—	101,616
Accounts payable	388,948	134,785
Franchise tax payable	10,000	(82,082)
Income tax payable	(168,496)	342,143
Due to related party	60,000	30,229
Net cash used in operating activities	(537,990)	(1,038,568)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	150,000	1,477,482
Cash withdrawn from Trust Account in connection with redemption	12,136,736	269,597,445
Net cash provided by investing activities	12,286,736	271,074,927

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	275,000	—
Redemptions of Class A common stock	(12,136,736)	(269,597,445)
Net cash used in financing activities	(11,861,736)	(269,597,445)

Net change in cash	(112,990)	438,914
Cash - beginning of the period	403,456	409,725
Cash - end of the period	$290,466	$848,639

Supplementary cash flow information:
Cash paid for income taxes	$261,072	$645,000

Non-cash investing and financing activities and cash paid for income taxes:
Initial classification of shareholder non-redemption agreements derivative liability	$3,936,000	$1,770,000
Excise tax liability for redemptions of Class A common stock	$261,072	$—
Cash paid for income taxes	$254,501	$645,000

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

As of June 30, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through June 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

On May 17, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from May 19, 2024 to November 19, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of May 17, 2024. In connection with the Extension Amendment Proposal, holders of 1,125,154 shares of the Company’s common stock properly exercised their right to redeem their shares. $12,136,736 or $10.78 per share was withdrawn from the Trust Account, leaving $9,270,270 in the Trust Account after the redemptions.

On June 27, 2024, the Company issued a press release announcing that on June 26, 2024, the Company was assigned the trading symbols SUAC, SUACU and SUACW for its common stock, units and warrants, respectively, by FINRA.

As a result, the Company’s common stock, units and warrants begin to be quoted and traded in the over-the-counter market.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through June 30, 2024, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through June 30, 2024, the Company remitted $2,527,064 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $109,279. Additionally, as of June 30, 2024, the Company had accrued but unpaid income tax liability of $132,576 and unpaid liability for the Delaware franchise tax of $48,800, As of June 30, 2024, the Company had $290,466 in its operating account, which included $109,279 reserved for payment of Company’s tax liabilities.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2024, the Company issued a convertible promissory note to the sponsor for the working capital needs in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On April 10, 2024, the Company remitted $261,072 to Internal Revenue Service for its income tax liability and $38,800 (net of accrued interest) to Delaware Department of State for its franchise tax liability. The Sponsor’s working capital loan also replenished the Company’s operating account to maintain the remaining difference of $259,679 between amounts withdrawn from the Trust Account and remitted to the tax authorities, which will be used solely for payment of its income and Delaware franchise tax obligations. The Company continues to incur further tax liabilities and intends to cover such liabilities from the funds in its operating account and, if necessary, from additional financing from the Sponsor, without additional withdrawals from the Trust Account, until the excess of the funds withdrawn from the Trust Account over the amounts remitted to the government authorities is cured.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $290,466 in its operating bank account and working capital deficit of approximately $4.6 million. $259,679 of the amount of cash on hand as of June 30, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $3,046,381 should be recorded for the excise tax in connection with the above-mentioned redemptions as of June 30, 2024. This liability will be reviewed and remeasured at each reporting period.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Cash Held in the Trust Account

The Company’s portfolio of investments was comprised of cash held in demand deposit account of June 30, 2024 and December 31, 2023.

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and is adjusted at each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the unaudited Condensed Consolidated statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 859,414 and 1,984,568 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the unaudited Condensed Consolidated balance sheets.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended June 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(24,239)	$(198,554)	$447,710	$407,667

Denominator:
Basic and diluted weighted average common stock outstanding	1,440,537	11,800,000	12,959,058	11,800,000

Basic and diluted net (loss) income per common stock	$(0.02)	$(0.02)	$0.03	$0.03

	For the Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(83,999)	$(578,779)	$2,067,472	$1,138,282

Denominator:
Basic and diluted weighted average common stock outstanding	1,712,553	11,800,000	21,432,455	11,800,000

Basic and diluted net (loss) income per common stock	$(0.05)	$(0.05)	$0.10	$0.10

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company had a full valuation allowance against the deferred tax assets.

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

The Company’s effective tax rate was (27.89)% and 26.45%, (11.11)% and 23.54% for the three and six months ended June 30, 2024, and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of June 30, 2024 and December 31, 2023 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Convertible Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022, or the closing of the IPO. As of June 30, 2024 and December 31, 2023, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

On April 2, 2024, Company issued a promissory note to the Sponsor in the amount of $275,000 for working capital needs, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024 for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to 270,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of June 30, 2024 the promissory note to the Sponsor was fully drawn and outstanding.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of June 30, 2024 and December 31, 2023, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets. In addition, as of June 30, 2024 and December 31, 2023, approximately $4,300 and $4,300, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets. The due to related party balances as of June 30, 2024 and December 31, 2023, also includes approximately $79,000 and $79,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2024, the Company incurred expenses of $30,000 and $60,000 of services under this agreement and is included in the general and administrative expenses on the accompanying Condensed Consolidated statements of operations. For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000, respectively, of services under this agreement and is included in the general and administrative expenses on the accompanying unaudited condensed statements of operations. As of June 30, 2024 and December 31, 2023, the Company had $178,272 and $113,945 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying unaudited Condensed Consolidated balance sheets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $10,901,760 and $6,646,080 as of June 30, 2024 and December 31, 2023, respectively.

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

In connection with the Special Meeting held on May 17, 2024, holders of 1,125,154 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

As of June 30, 2024 and December 31, 2023, there were respectively 2,209,414 and 3,334,568 shares of Class A common stock outstanding, of which 859,414 and 1,984,568 shares were subject to possible redemption and are classified outside of permanent equity in the accompanying unaudited Condensed Consolidated balance sheets, respectively.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the accompanying unaudited Condensed Consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Redemptions	(292,501,454)
Increase in redemption value of Class A common stock subject to possible redemption	4,479,147
Class A common stock subject to possible redemption as of December 31, 2023	$21,108,225
Redemptions	(12,136,736)
Increase in redemption value of Class A common stock subject to possible redemption	254,501
Class A common stock subject to possible redemption as of June 30, 2024 (unaudited)	$9,225,988

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, respectively 2,209,414 and 3,334,568 shares of Class A common stock were issued and outstanding, of which 859,414 and 1,984,568 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Convertible Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. As of June 30, 2024 and December 31, 2023, there were 10,450,000 shares of Class B Common Stock issued and outstanding.

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

Warrants - As of June 30, 2024 and December 31, 2023, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$10,901,760

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,646,080

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

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	June 30, 2024	May 17, 2024	December 31, 2023
Market price of Class A common stock	$10.85	$10.82	10.72
Risk-free rate	4.94%	4.98%	4.56%
Volatility	30.8%	34.8%	39.9%
Term	1.39	1.51	1.41
Probability of successful business combination	50.0%	50.0%	50.0%
Discount for lack of marketability	7.6%	9.0%	9.9%
Threshold price	$12.00	$12.00	12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2023	$6,646,080
Change in valuation inputs or other assumptions	247,680
Fair value as of March 31, 2024	$6,893,760
Initial fair value of non-redemption agreement dated May 17, 2024	3,936,000
Change in valuation inputs or other assumptions	319,680
Fair value as of June 30, 2024	$10,901,760

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended June 30, 2024 and December 31, 2023.

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

During May 2024, the Company and the Sponsor entered into agreements (the “November Non-Redemption Agreements” and together with the April Non-Redemption Agreements, collectively, the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “November Charter Amendment Proposal”) from May 19, 2024 to November 19, 2024 (the “May 2024 Extension”). The May 2024 Non-Redemption Agreements provide for the allocation of 800,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $10,901,760 and $6,646,080 as of June 30, 2024, and December 31, 2023, respectively.

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

Results of Operations

Our entire activity from inception up to June 30, 2024, was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2024, we had net loss of approximately $0.2 million, which consisted of the general and administrative expenses of approximately $330,000, change in fair value of derivative liability of approximately $72,000, franchise tax expense of approximately $1,400 and income tax expense of approximately $49,000, offset by income from investments held in the Trust Account and operating account of approximately $230,000.

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

For the six months ended June 30, 2024, we had net loss of approximately $0.6 million, which consisted of the general and administrative expenses of approximately $690,000, change in fair value of derivative liability of approximately $320,000, franchise tax expense of approximately $51,000 and income tax expense of approximately $93,000, offset by income from investments held in the Trust Account and operating account of approximately $492,135.

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

Liquidity and Going Concern Consideration

As of June 30, 2024, the Company had $290,466 in its operating bank account and working capital deficit of approximately $4.6 million. The amounts of cash on hand as of June 30, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans. On April 2, 2024, the Company issued a promissory note to the Sponsor for working capital needs in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2023, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $2,224,486 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $411,858. Additionally, as of June 30, 2024, the Company had accrued but unpaid income tax liability of $132,576 and unpaid liability for the Delaware franchise tax of $48,800, As of June 30, 2024, the Company had $290,466 in its operating account and inadvertently used $76,954 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Based on review of the circumstances above, management determined that this use of funds was not in accordance with the Trust Agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective, due to the following material weaknesses identified in our internal controls over financial reporting identified as of December 31, 2023:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: August 28, 2024	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)