Form 10-Q/A
period 2024-06-30
ShoulderUP Technology Acquisition Corp.
filed 2024-11-27
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 27, 2024, there were 2,209,414 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 859,414 shares of Class A Common Stock trade separately, and 10,450,000 shares of Class B Common Stock, $0.0001 par value per share (“Class B Common Stock”), issued and outstanding.

EXPLANATORY NOTE

ShoulderUp Technology Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”), to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2024 (the “Original Filing”), for the purpose of correcting the recorded amount of the non-redemption agreements derivative liability, which we have incorrectly calculated taking into account that we used an incorrect amount of the sponsor shares to be issued in connection with non-redemption agreements entered into by the Company on May 17, 2024. The identified error was material and therefore previously issued Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, should no longer be relied upon. The Company issued an 8-K to that effect on November 25, 2024.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Quarterly Report on Form 10-Q of ShoulderUp Technology Acquisition Corp., as of and for the quarter ended June 30, 2024, as filed with the SEC on August 28, 2024 (the “Original Filing”) is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting as it relates to the accounting for complex financial liabilities, including the non-redemption agreements derivative liability and that the Company’s disclosure controls and procedures previously reported by the Company were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of this report.

Items Impacted by This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Item 2. Managements’ Discussion and Analysis of Financial Conditions and Results of Operations

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Condensed Consolidated Financial Statements	1
Condensed Restated Consolidated Balance Sheets as of June 30, 2024 (unaudited, as restated) and December 31, 2023	1
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 (as restated) and 2023	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2024 (as restated) and 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (as restated) and 2023	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (As Restated)	December 31, 2023
	(unaudited)
Assets:
Current assets:
Cash	$290,466	$403,456
Total current assets	290,466	403,456

Cash held in Trust Account	9,297,875	21,099,267
Total Assets	$9,588,341	$21,502,723

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,187,020	$798,071
Franchise tax payable	48,800	38,800
Income tax payable	132,576	301,072
Excise tax payable	3,046,381	2,925,014
Due to related party	178,272	118,272
Convertible promissory note - related party	275,000	—
Total current liabilities	4,868,049	4,181,229
Non-redemption agreements derivative liability	8,229,757	6,646,080
Deferred underwriting commissions	11,200,000	11,200,000
Total liabilities	24,297,806	22,027,309

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 859,414 and 1,984,568 shares issued and outstanding at redemption value of approximately $10.74 and $10.63 per share as of June 30, 2024 and December 31, 2023, respectively	9,225,988	21,108,225

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,350,000 shares issued and outstanding (excluding 859,414 and 1,984,568 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	135	135
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,450,000 shares issued and outstanding	1,045	1,045
Additional paid-in capital	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(23,336,633)	(21,033,991)
Total stockholders’ deficit	(23,935,453)	(21,632,811)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$9,588,341	$21,502,723

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024 (As Restated)	2023	2024 (As Restated)	2023

General and administrative expenses	$333,599	$271,900	$691,362	$477,786
Franchise tax expense	(1,411)	50,000	51,295	100,400
Loss from operations	(332,188)	(321,900)	(742,657)	(578,186)

Other income (expense):
Interest income from operating account	2,156	63	6,791	70
Income from cash and investments held in Trust Account	227,832	1,514,844	485,344	4,801,013
Change in fair value of derivative liability	(24,000)	(30,000)	(271,680)	(30,000)
Total other income, net	205,988	1,484,907	220,455	4,771,083

Net (loss) income before income taxes	(126,200)	1,163,007	(522,202)	4,192,897
Income tax expense	(48,593)	(307,630)	(92,576)	(987,143)
Net (loss) income	$(174,793)	$855,377	$(614,778)	$3,205,754

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	1,440,537	12,959,058	1,712,553	21,432,455
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.01)	$0.03	$(0.05)	$0.10

Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	11,800,000	11,800,000	11,800,000	11,800,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.01)	$0.03	$(0.05)	$0.10

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(21,033,991)	$(21,632,811)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(123,849)	(123,849)
Net loss	—	—	—	—	—	—	(439,985)	(439,985)
Balance - March 31, 2024 (unaudited)	1,350,000	135	10,450,000	1,045	$—	$(600,000)	(21,597,825)	(22,196,645)
Fair value of non-redemption agreements liability at issuance	—	—	—	—	—	—	(1,311,997)	(1,311,997)
Excise tax liability on share redemptions	—	—	—	—	—	—	(121,367)	(121,367)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(130,651)	(130,651)
Net loss	—	—	—	—	—	—	(174,793)	(174,793)
Balance - June 30, 2024 (As Restated) (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(23,336,633)	$(23,935,453)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional			Total
	Class A		Class B		Paid-in	Subscription	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(10,428,727)	$(11,027,547)
Net income	—	—	—	—	—	—	2,350,377	2,350,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(2,556,256)	(2,556,256)
Balance - March 31, 2023 (unaudited)	1,350,000	135	10,450,000	1,045	—	(600,000)	(10,634,606)	(11,233,426)
Fair value of non-redemption agreements derivative liability at issuance	—	—	—	—	—	—	(1,770,000)	(1,770,000)
Net income	—	—	—	—	—	—	855,377	855,377
Increase in redemption value of Class A common stock to possible redemption amount	—	—	—	—	—	—	(1,157,213)	(1,157,213)
Balance - June 30, 2023 (unaudited)	1,350,000	$135	10,450,000	$1,045	$—	$(600,000)	$(12,706,442)	$(13,305,262)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024 (As Restated)	2023
Cash Flows from Operating Activities:
Net (loss) income	$(614,778)	$3,205,754
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(485,344)	(4,801,013)
Change in fair value of derivative liability	271,680	30,000
Changes in operating assets and liabilities:
Prepaid expenses	—	101,616
Accounts payable	388,948	134,785
Franchise tax payable	10,000	(82,082)
Income tax payable	(168,496)	342,143
Due to related party	60,000	30,229
Net cash used in operating activities	(537,990)	(1,038,568)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	150,000	1,477,482
Cash withdrawn from Trust Account in connection with redemption	12,136,736	269,597,445
Net cash provided by investing activities	12,286,736	271,074,927

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	275,000	—
Redemptions of Class A common stock	(12,136,736)	(269,597,445)
Net cash used in financing activities	(11,861,736)	(269,597,445)

Net change in cash	(112,990)	438,914
Cash - beginning of the period	403,456	409,725
Cash - end of the period	$290,466	$848,639

Supplementary cash flow information:
Cash paid for income taxes	$261,072	$645,000

Non-cash investing and financing activities and cash paid for income taxes:
Initial classification of shareholder non-redemption agreements derivative liability	$1,311,997	$1,770,000
Excise tax liability for redemptions of Class A common stock	$261,072	$—
Cash paid for income taxes	$254,501	$645,000

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

The Company’s Sponsor is ShoulderUp Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statements for the Company’s IPO were declared effective on November 17, 2021. On November 19, 2021, the Company consummated the IPO of 30,000,000 units, including 3,500,000 units pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit (the “Units”), which is discussed in Note 4, generating gross proceeds to the Company of $300,000,000. Each Unit consists of one share (the “Public Shares”) of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 1,350,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds to the Company of $13,500,000, of which $600,000 has not been funded and was recorded as subscription receivable, which is described in Note 5. Each Private Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through June 30, 2024, the Company withdrew $2,636,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through June 30, 2024, the Company remitted $2,527,064 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $109,279. Additionally, as of June 30, 2024, the Company had accrued but unpaid income tax liability of $132,576 and unpaid liability for the Delaware franchise tax of $48,800. As of June 30, 2024, the Company had $290,466 in its operating account, which included $109,279 reserved for payment of Company’s tax liabilities.

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

In addition, the Company has $600,000 in a subscription receivable, which will be used to satisfy the Company’s liquidity needs. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 6), and an advance from the Sponsor of approximately $29,000 (see Note 6). The Company repaid $24,000 on November 19, 2021 and the remaining $5,000 remains outstanding and is due on demand. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restatement of Previously Issued Financial Statements

We determined that, in preparing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which we filed with the SEC on August 28, 2024 (the “Original Filing”), we have incorrectly calculated the amount of the non-redemption agreements derivative liability taking into account that we used an incorrect amount of the sponsor shares to be issued in connection with non-redemption agreements entered into by the Company on May 17, 2024.

In accordance with SEC Staff Accounting Bulletin Nos. 99, Materiality, and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that its impact was material to our previously presented financial statements, as incorporated in the Original Filing. Accordingly, we concluded, in consultation with the Audit Committee of our Board of Directors, that our previously issued and impacted financial statements, as incorporated in the Original Filing, should be restated to appropriately adjust the fair value of non-redemption agreements derivative liability at issuance on May 17, 2024 charged directly to accumulated deficit in the statement of changes in stockholders’ deficit by reducing it by $ 2,672,003 and reducing the amount of the change in the non-redemption agreements derivative liability for the three and six months ended June 30, 2024 by $48,000.

The impact   of the restatement adjustments for our Statement of Operations, Balance Sheet, Statement of Changes in Stockholders’ Deficit and Statement of Cash Flows for the periods ended and at June 30, 2024 is as follows:

Statement of Operation For the Three Months Ended June 30, 2024

	As Previously		As
	Reported	Adjustments	Restated
Other income (expense):
Change in fair value of derivative liability	(72,000)	48,000	(24,000)
Total other income, net	157,988	48,000	205,988
Net (loss) income before income taxes	(174,200)	48,000	(126,200)
Net (loss) income	$(222,793)	$48,000	$(174,793)
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.02)	$0.01	$(0.01)
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.02)	$0.01	$(0.01)

Statement of Operation For the Six Months Ended June 30, 2024

	As Previously		As
	Reported	Adjustments	Restated
Other income (expense):
Change in fair value of derivative liability	(319,680)	48,000	(271,680)
Total other income, net	172,455	48,000	220,455
Net (loss) income before income taxes	(570,202)	48,000	(522,202)
Net (loss) income	$(662,778)	$48,000	$(614,778)
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.05)	$0.00	$(0.05)
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.05)	$0.00	$(0.05)

Balance Sheet at June 30, 2024

	As Previously		As
	Reported	Adjustments	Restated
Non-redemption agreements derivative liability	10,901,760	(2,672,003)	8,229,757
Total liabilities	$26,969,809	$(2,672,003)	$24,297,806

Accumulated deficit	(26,008,636)	2,672,003	(23,336,633)
Total stockholders’ deficit	$(26,607,456)	$2,672,003	$(23,935,453)

Statement of Changes in Stockholders’ Deficit For the Three Months Ended June 30, 2024

	As Previously		As
	Reported	Adjustments	Restated
Fair value of non-redemption agreements liability at issuance	(3,936,000)	2,624,003	(1,311,997)
Net loss	(222,793)	48,000	(174,793)
Total Stockholders’ Deficit	$(26,607,456)	$2,672,003	$(23,935,453)

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows for the six months ended June 30, 2024

	As Previously		As
	Reported	Adjustments	Restated
Net loss	(662,778)	48,000	(614,778)
Change in fair value of derivative liability	319,680	(48,000)	271,680

Note 3 - Significant Accounting Policies

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the unaudited Condensed Consolidated balance sheets, primarily due to their short-term nature (see Note 10).

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 7) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and is adjusted at each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the unaudited Condensed Consolidated statements of operations. The fair value of the derivative liability is discussed in Note 10.

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

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended June 30,
	2024		2023
	Class A redeemable	Class A and Class B non-redeemable	Class A redeemable	Class A and Class B non-redeemable
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(19,017)	$(155,776)	$447,710	$407,667

Denominator:
Basic and diluted weighted average common stock outstanding	1,440,537	11,800,000	12,959,058	11,800,000
Basic and diluted net (loss) income per common stock	$(0.01)	$(0.01)	$0.03	$0.03

	For the Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(77,916)	$(536,862)	$2,067,472	$1,138,282

Denominator:
Basic and diluted weighted average common stock outstanding	1,712,553	11,800,000	21,432,455	11,800,000
Basic and diluted net (loss) income per common stock	$(0.05)	$(0.05)	$0.10	$0.10

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

The Company’s effective tax rate was (38.50%)% and 26.45%, (17.73%)% and 23.54% for the three and six months ended June 30, 2024, and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

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

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

Note 7 - Commitments and Contingencies

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $8,229,757 and $6,646,080 as of June 30, 2024 and December 31, 2023, respectively.

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

Note 8 - Class A Common Stock Subject to Possible Redemption

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the accompanying unaudited Condensed Consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2021	$306,000,000
Increase in redemption value of Class A common stock subject to possible redemption	3,130,532
Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Redemptions	(292,501,454)
Increase in redemption value of Class A common stock subject to possible redemption	4,479,147
Class A common stock subject to possible redemption as of December 31, 2023	21,108,225
Redemptions	(12,136,736)
Increase in redemption value of Class A common stock subject to possible redemption	254,501
Class A common stock subject to possible redemption as of June 30, 2024 (unaudited)	$9,225,988

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, respectively 2,209,414 and 3,334,568 shares of Class A common stock were issued and outstanding, of which 859,414 and 1,984,568 shares of Class A common stock are subject to possible redemption (see Note 8), respectively.

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

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$8,229,757

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,646,080

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

The Non-Redemption Agreements derivative liability were initially and as of the end of each subsequent reporting period, valued using a monte-carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the monte-carlo simulation model for the Non-Redemption Agreements derivative liability were as follows:

Input	June 30, 2024	May 17, 2024	December 31, 2023
Market price of Class A common stock	$10.85	$10.82	10.72
Risk-free rate	4.94%	4.98%	4.56%
Volatility	30.8%	34.8%	39.9%
Term	1.39	1.51	1.41
Probability of successful business combination	50.0%	50.0%	50.0%
Discount for lack of marketability	7.6%	9.0%	9.9%
Threshold price	$12.00	$12.00	12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2023	$6,646,080
Change in valuation inputs or other assumptions	247,680
Fair value as of March 31, 2024	6,893,760
Initial fair value of non-redemption agreement dated May 17, 2024	1,311,997
Change in valuation inputs or other assumptions	24,000
Fair value as of June 30, 2024 (As Restated)	$8,229,757

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended June 30, 2024 and December 31, 2023.

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited Condensed Consolidated balance sheets and up to the date the unaudited Condensed Consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

During May 2024, the Company and the Sponsor entered into agreements (the “May 2024 Non-Redemption Agreements” and together with the April Non-Redemption Agreements, collectively, the “Non-Redemption Agreements”) with third parties in exchange for them agreeing not to redeem shares of Class A common stock at the Special Meeting at which a proposal to amend to the Company’s Certificate of Incorporation to effect an extension of time for the Company to consummate an initial business combination (the “November Charter Amendment Proposal”) from May 19, 2024 to November 19, 2024 (the “May 2024 Extension”). The May 2024 Non-Redemption Agreements provide for the allocation of 800,000 Founder Shares held by the Sponsor in exchange for such investors agreeing to hold and not redeem certain public shares at the Special Meeting. Certain of the parties to the Non-Redemption Agreements are also members of the Sponsor.

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

For the three months ended June 30, 2024, we had net loss of approximately $0.2 million, which consisted of the general and administrative expenses of approximately $330,000, change in fair value of derivative liability of approximately $24,000, franchise tax expense of approximately $1,400 and income tax expense of approximately $49,000, offset by income from investments held in the Trust Account and operating account of approximately $230,000.

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

For the six months ended June 30, 2024, we had net loss of approximately $0.6 million, which consisted of the general and administrative expenses of approximately $690,000, change in fair value of derivative liability of approximately $ 272,000, franchise tax expense of approximately $51,000 and income tax expense of approximately $93,000, offset by income from investments held in the Trust Account and operating account of approximately $492,135.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective, due to the following material weaknesses identified in our internal controls over financial reporting identified as of December 31, 2023, which remained non remediated as of June 30, 2024:

●	a material weakness in internal controls related to failures in reporting period closing that could lead to misstatement of the Company’s liabilities arising from complex financial instruments;

●	a material weakness in internal controls related to the compliance with the provisions of the Trust Agreement related to the use of funds withdrawn from the Trust Account for payment of tax liabilities.

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: November 27, 2024	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)