Form 10-K
period 2024-12-31
ShoulderUP Technology Acquisition Corp.
filed 2025-05-07
CIK 1885461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 28, 2024, as reported on the over-the-counter market was approximately $9.3 million.

On May 6, 2025, there were 10,956,589 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes shares of Class A Common Stock underlying the Units sold in the registrant’s initial public offering, and of which 506,589 shares of Class A Common Stock trade separately.

i

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”), references to:

●	“ShoulderUp,” “we,” “us,” “company” or “our company” are to ShoulderUp Technology Acquisition Corp., a Delaware corporation;

●	“ShoulderUp Team” are a group of business professionals that collectively own a substantial majority of our sponsor, including, but not limited to, all of the members of our management team;

●	“Class A Common Stock” are to shares of Class A Common Stock, par value $0.0001 per share, of ShoulderUp;

●	“founder shares” are to shares of our Class B Common Stock initially purchased by our sponsor in a private placement prior to our initial public offering and which converted into Class A Common Stock on November 19, 2024;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“public shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent they purchased public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not our sponsor or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that occurred simultaneously with the closing of our initial public offering;

●	“sponsor” are to ShoulderUp Technology Sponsor LLC, a Delaware limited liability company, an entity affiliated with members of our management team and other members of the ShoulderUp Team; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

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

Shawn Henry has served as one of our directors since November 19, 2021. Mr. Henry has been at CrowdStrike, Inc. (“CrowdStrike”) in various positions since April 2012. He served as President of CrowdStrike Services and Chief Security Officer of CrowdStrike, Inc. (“CrowdStrike”), for more than a decade, leading a world-class team of cybersecurity professionals in investigating and mitigating targeted attacks on corporate and government networks globally. He has been in his current role as Executive Advisor to the CEO and Founder of CrowdStrike since April 1, 2025. Prior to joining CrowdStrike, from 1989 to 2012, Mr. Henry worked at the United States Federal Bureau of Investigation (the “FBI”), where he oversaw half of the FBI’s investigative operations, in his final role as Executive Assistant Director, including all FBI criminal and cyber investigations worldwide, international operations, and the FBI’s critical incident response to major investigations and disasters. He also oversaw computer crime investigations spanning the globe and received the Presidential Rank Award for Meritorious Executive for his leadership in enhancing the FBI’s cyber capabilities. Henry lectures at leading universities and is a faculty member at the National Association of Corporate Directors. Mr. Henry served on the Advisory Boards of the Georgetown University Law Center Cybersecurity Law Institute from 2016 to 2021; DoControl since 2020, the Anti-Defamation League Center for Technology and Society since 2016; and the Hofstra University School of Engineering and Applied Science from 2016 until 2024. Mr. Henry served on the Board of the Global Cyber Alliance from 2015 until 2024. Mr. Henry earned a Bachelor of Business Administration from Hofstra University and a Master of Science in Criminal Justice Administration from Virginia Commonwealth University. Additionally, Mr. Henry is a graduate of the Homeland Security Executive Leadership Program of the Naval Postgraduate School. Mr. Henry is well-qualified to serve on our Board because of his extensive experience in the cybersecurity sector, and his leadership and directorship experience.

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

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” if any of our directors or officers became aware of a business combination opportunity that fell within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We will seek to acquire a business that has strong business fundamentals and that:

Would Benefit Uniquely from our Capabilities-a business where the collective capabilities of our management and Advisors can be leveraged to tangibly improve the operations and market position of the target.

Is Sourced Through our Proprietary Channels. We did not participate in broadly marketed processes, but rather leveraged our extensive network to source potential targets.

Has a Committed and Capable Management Team-a business with a professional management team whose interests are aligned with those of our investors and complement the expertise of our founders. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts.

Has the Potential to Grow Through Further Acquisition Opportunities-a business that has the platform to grow inorganically through acquisitions.

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

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act if we cease to qualify as a smaller reporting company. SEE ID may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls by the closing of the Business Combination. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete an initial business combination.

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

We do not know how many stockholders may exercise their redemption rights in connection with the approval and closing of the Business Combination, and therefore needed to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The Business Combination Agreement requiring us to have a minimum amount of cash at closing as a condition to closing, requires that we reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the Business Combination to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the founder shares results in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the founder shares at the time of the Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with the initial Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination on or before May 31, 2025 after the closing of the initial public offering (or up to any extension period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination on or before May 31, 2025 or during any extension period.

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

We may not be able to complete our initial business combination on or before May 31, 2025 or during any extension period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination on or before May 31, 2025 or during any extension period. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If the net proceeds of the initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least May 31, 2025 or during any extension period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

For the year ended December 31, 2024, we identified the material weakness in our internal control over financial reporting related to the following as of December 31, 2024:

●	a material weakness in internal controls related to failures in reporting period closing that could led to understatement of the Company’s liabilities;

As a result of the identified material weakness, our management concluded that our internal controls over financial reporting was not effective as of December 31, 2024.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. Because we are a Delaware corporation, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. On May 17, 2024, the Company’s stockholders redeemed 1,125,154 shares of the Company’s Class A common stock for a total of $12,190,859. On November 19, 2024, the Company’s stockholders redeemed 349,505 shares of the Company’s Class A common stock for a total of $3,841,059. On December 30, 2024, the Company’s stockholders redeemed 1,080 shares of the Company’s Class A common stock for a total of $11,824. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $3,415,525 should be recorded for the excise tax in connection with the above-mentioned redemptions as of December 31, 2024. This liability will be reviewed and remeasured at each reporting period. Further, the Company has agreed that any such Excise Taxes shall not be paid from the interest earned on the funds held in the Trust Account. We anticipate that the Excise Taxes will be paid with funds from the financings anticipated to be put in place at the time of the closing of the Business Combination; although, there are no assurances that such financing will be obtained or, if obtained, will be sufficient to satisfy the full amount of the obligation, in which case, the Company will need to obtain an agreement to assume such liabilities from its business combination target or obtain additional financing from the sponsor or other sources.

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

While we offered our units at an offering price of $10.00 per unit and the amount in the trust account at December 31, 2024 was approximately 11.00 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or $0.00239234 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.” -Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions.”

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance -Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 268,650,000 and 9,550,000 authorized but unissued shares of Class A Common Stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, shares issuable upon conversion of the Class B common stock or the shares of our Class B common stock converted into Class A common stock on November 19, 2024. Outstanding shares of Class B common stock, if any, are automatically convertible into Class A Common Stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. If shares of our Class B common stock were outstanding, we could also issue shares of Class A Common Stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the initial public offering or during any extension period or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

On September 19, 2024, one of the underwriters, Citigroup, waived all of their portion of the deferred underwriting fees totaling $11,200,000.

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

On November 19, 2024, the Company held a special meeting of its stockholders (the “November 19 Special Meeting”). At the November 19 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from November 19, 2024 to December 31, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 19, 2024. In connection with the extension amendment proposal at the November 19 Special Meeting, holders of 349,505 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.99 per share, or an aggregate redemption amount of $3,841,059. Following such redemptions, approximately $5,604,904 will remain in the trust account and 509,909 shares of common stock will remain issued and outstanding.

On December 30, 2024, the Company held a special meeting of its stockholders (the “December 30 Special Meeting”). At the December 30 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from December 31, 2024 to January 24, 2025 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of December 30, 2024. In connection with the extension amendment proposal at the December 30 Special Meeting, holders of 1,080 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.95 per share, or an aggregate redemption amount of approximately $11,824. Following such redemptions, approximately $5,570,730 will remain in the trust account and 508,829 shares of common stock will remain issued and outstanding.

On January 24, 2025, the Company held a special meeting of its stockholders (the “January 24 Special Meeting. At the January 24 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from January 24, 2025, to February 24, 2025, or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of January 24, 2025. In connection with the extension amendment proposal at the January 24 Special Meeting, holders of 240 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.98 per share, or an aggregate redemption amount of approximately $ 2,634.91. Following such redemptions, approximately $5,583,697 will remain in the trust account and 508,589 shares of common stock will remain issued and outstanding.

On February 6, 2025, the Company held a special meeting of its stockholders (the “Business Combination Meeting”). At the Business Combination Meeting, the Company’s stockholders approved, among other things, the Business Combination. In connection with the Business Combination Meeting, holders of 502,000 shares of common stock elected to redeem.

After the Business Combination meeting, the Company and certain holders of the Company’s common stock who elected to redeem in connection with the Business Combination Meeting entered into discussions to reverse their redemptions. The discussions continued after February 24, 2025, the Company’s termination date.

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem.

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $8,886,828 and $6,646,080 as of December 31, 2024 and 2023, respectively.

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

Results of Operations

Our entire activity from inception up to December 31, 2024, was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2024, we had net loss of approximately $2.03 million, which consisted of the general and administrative expenses of approximately $1.3 million, change in fair value of derivative liability of approximately $929,000, franchise tax expense of approximately $66,000, penalties and interest on the excise tax non-payment of $331,000 and income tax expense of approximately $134,000, offset by income from investments held in the Trust Account and operating account of approximately $702,000.

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

Liquidity and Going Concern Consideration

As of December 31, 2024, the Company had $432,533 in its operating bank account and working capital deficit of approximately $5.5 million. The amounts of cash on hand as of December 31, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of December 31, 2024, there were no amounts outstanding under any Working Capital Loans. On April 2, 2024, the Company issued a promissory note to the Sponsor for working capital needs in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On August 14, 2024, the Company issued a promissory note to the Sponsor for working capital needs in the amount of $100,000, which was fully drawn on the same date. On September 30, 2024, Company issued a promissory note to the Sponsor in the amount of $50,000 for working capital needs, which was funded on October 1, 2024, for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. On November 27, 2024, Company issued a promissory note to the Sponsor in the amount of $175,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination.

Assessment of Going Concern Considerations

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the fact that the mandatory liquidation date has passed, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2023, the Company withdrew $2,786,344 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2024, the Company remitted $2,526,664 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $259,680. Additionally, as of December 31, 2024, the Company had accrued but unpaid income tax liability of $173,575 and unpaid liability for the Delaware franchise tax of $63,600, As of December 31, 2024, the Company had $192,363 in its operating account and inadvertently used $67,317 of the funds withdrawn from the Trust Account for payment of other operating expenses not related to taxes. Based on review of the circumstances above, management determined that this use of funds was not in accordance with the Trust Agreement.

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

Critical Accounting Estimates

The preparation of these Consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The only item that involves critical accounting estimates is non-redemption agreements derivative liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ShoulderUp Technology Acquisition Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ShoulderUp Technology Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and fact that the mandatory liquidation date has passed, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

May 6, 2025

PCAOB ID Number 100

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets:
Current assets:
Cash	$432,533	$403,456
Total current assets	432,533	403,456
Cash held in Trust Account	5,585,436	21,099,267
Total Assets	$6,017,969	$21,502,723

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,426,710	$798,071
Redemptions payable	11,827	—
Franchise tax payable	63,600	38,800
Income tax payable	173,575	301,072
Excise tax payable	3,415,525	2,925,014
Promissory note - related party	600,000	—
Due to related party	238,272	118,272
Total current liabilities	5,929,509	4,181,229
Non-redemption agreements derivative liability	8,886,828	6,646,080
Deferred underwriting commissions	—	11,200,000
Total liabilities	14,816,337	22,027,309

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 508,829 and 1,984,568 shares issued and outstanding at redemption value of approximately $10.98 and $10.63 per share as of December 31, 2024 and 2023, respectively	5,595,937	21,108,225

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 11,800,000 and 1,350,000 shares issued and outstanding (excluding 508,829 and 1,984,568 shares subject to possible redemption) as of December 31, 2024, and 2023, respectively	1,180	135
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; none and 10,450,000 shares issued and outstanding as of December 31, 2024, and 2023, respectively	—	1,045
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(13,795,485)	(21,033,991)
Total stockholders’ deficit	(14,394,305)	(21,632,811)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$6,017,969	$21,502,723

The accompanying notes are an integral part of these consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023

General and administrative expenses	$1,278,781	$999,143
Franchise tax expense	66,095	200,400
Loss from operations	(1,344,876)	(1,199,543)
Other (expense) income:
Interest income from operating account	11,574	1,945
Interest and penalties	(330,967)	—
Change in fair value of derivative liability	(928,751)	(3,112,640)
Income from cash held in Trust Account	690,591	5,823,923
Total other (expense) income	(557,553)	2,713,228
Net (loss) income before income taxes	(1,902,429)	1,513,685
Income tax expense	(133,575)	(1,181,348)
Net (loss) income	$(2,036,004)	$332,337

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	1,243,542	13,810,919
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.16)	$0.01
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	11,800,000	10,450,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.16)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock						Total
	Class A		Convertible Class B		Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Deficit	Deficit
Balance - December 31, 2022	1,350,000	$135	10,450,000	$1,045	$(600,000)	$(10,428,727)	$(11,027,547)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(4,479,147)	(4,479,147)
Excise tax liability on share redemptions	—	—	—	—	—	(2,925,014)	(2,925,014)
Fair value of non-redemption agreements liability at issuance	—	—	—	—	—	(3,533,440)	(3,533,440)
Net income	—	—	—	—	—	332,337	332,337
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$(600,000)	$(21,033,991)	$(21,632,811)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(453,950)	(453,950)
Fair value of non-redemption agreements liability at issuance	—	—	—	—	—	(1,311,997)	(1,311,997)
Excise tax liability on share redemptions	—	—	—	—	—	(159,543)	(159,543)
Waiver of deferred underwriting costs	—	—	—	—	—	11,200,000	11,200,000
Conversion of Class B ordinary shares in Class A ordinary shares	10,450,000	1,045	(10,450,000)	(1,045)	—	—	—
Net loss	—	—	—	—	—	(2,036,004)	(2,036,004)
Balance - December 31, 2024	11,800,000	$1,180	—	$—	$(600,000)	$(13,795,485)	$(14,394,305)

The accompanying notes are an integral part of these consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,036,004)	$332,337
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and penalties	330,967	—
Change in fair value of non-redemption agreements derivative liability	928,751	3,112,640
Income from cash held in Trust Account	(690,591)	(5,823,923)
Changes in operating assets and liabilities:
Prepaid expenses	—	244,688
Accounts payable	628,640	246,013
Franchise tax payable	24,800	(62,082)
Income tax payable	(127,497)	(113,652)
Due to related party	120,000	90,229
Net cash used in operating activities	(820,934)	(1,973,750)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	250,011	1,967,481
Cash withdrawn from Trust Account in connection with redemption	15,954,412	292,501,454
Net cash provided by investing activities	16,204,423	294,468,935

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	600,000	—
Redemption of common stock	(15,954,412)	(292,501,454)
Net cash used in financing activities	(15,354,412)	(292,501,454)

Net change in cash	29,077	(6,269)
Cash - beginning of the year	403,456	409,725
Cash - end of the year	$432,533	$403,456

Supplemental cash flow information:
Cash paid for taxes	$261,072	$1,335,000

Non-cash investing and financing activities:
Excise tax liability	$159,543	$2,925,014
Initial recognition of liability for shareholders’ non-redemption agreement liability	$1,312,002	$3,533,440

The accompanying notes are an integral part of these consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through December 31, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent deficit. Given that the Public Shares were issued with Public Warrants, the initial carrying value of common stock classified as temporary equity was then allocated proceeds determined in accordance with FASB ASC 470-20. The Public Shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately as they occur, measured at the end of each reporting period.

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

On November 19, 2024, the Sponsor elected to convert all of the 10,450,000 shares of Class B common stock held by the Sponsor into 10,450,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and Restated Certificate of Incorporation. The conversion is effective as of November 19, 2024.

On November 19, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from November 19, 2024 to December 31, 2024 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 19, 2024. In connection with the Extension Amendment Proposal, holders of 349,505 shares of the Company’s common stock properly exercised their right to redeem their shares. $3,817,676 or $10.92 per share was withdrawn from the Trust Account, leaving $5,616,776 in the Trust Account after the redemptions.

On December 30, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from December 31, 2024 to January 25, 2025 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 30, 2024. In connection with the Extension Amendment Proposal, holders of 1,080 shares of the Company’s common stock properly exercised their right to redeem their shares. $11,823,98 or $10.92 per share was withdrawn from the Trust Account, leaving $557,030 in the Trust Account after the redemptions

On January 24, 2025, the Company held a special meeting of its stockholders (the “January 24 Special Meeting”). At the January 24 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from January 24, 2025, to February 24, 2025, or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of January 24, 2025. In connection with the extension amendment proposal at the January 24 Special Meeting, holders of 240 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.98 per share, or an aggregate redemption amount of approximately $ 2,634.91. Following such redemptions, approximately $5,583,697 will remain in the trust account and 508,589 shares of common stock will remain issued and outstanding.

On February 6, 2025, the Company held a special meeting of its stockholders (the “Business Combination Meeting”). At the Business Combination Meeting, the Company’s stockholders approved, among other things, the Business Combination (as defined below). In connection with the Business Combination Meeting, holders of 502,000 shares of common stock elected to redeem.

After the Business Combination meeting, the Company and certain holders of the Company’s common stock who elected to redeem in connection with the Business Combination Meeting entered into discussions to reverse their redemptions. The discussions continued after February 24, 2025, the Company’s termination date.

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through December 31, 2024, the Company withdrew $2,886,354 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through December 31, 2024, the Company remitted $2,526,664 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $359,690. Additionally, as of December 31, 2024, the Company had accrued but unpaid income tax liability of $173,575 and unpaid liability for the Delaware franchise tax of $63,600. In 2024 the Company has established a dedicated bank account which is solely used for keeping amounts withdrawn from the Trust Account for taxes until such taxes are due and payable. As of December 31, 2024, the amount maintained in this account was $362,425.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $432,533 in its operating bank account and working capital deficit of approximately $5.5 million. $359,690 of the amount of cash on hand as of December 31, 2024 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2024, the Sponsor and its affiliates advanced $600,000 under the terms of four promissory notes which were fully drawn.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the fact that the mandatory liquidation date has passed, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $3,415,525 (including penalties and interest) should be recorded for the excise tax in connection with the above-mentioned redemptions as of December 31, 2024. This liability will be reviewed and remeasured at each reporting period.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s Consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the Consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the Consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. Management has identified assumptions involved in the valuation of Class B shares transferred under the terms of non-redemption agreements as a critical accounting estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents.

Cash Held in the Trust Account

The Company’s portfolio of investments was comprised of cash held in demand deposit account of December 31, 2024 and 2023.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the Consolidated balance sheets, primarily due to their short-term nature (see Note 9).

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the Consolidated statements of operations each reporting period.

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

The Company accounts for the Non-Redemption Agreements (as defined in Note 6) in accordance with the guidance contained in ASC 815. Such guidance provides that the Non-Redemption Agreements are classified as liabilities. As such, the non-redemption agreements derivative liability was recorded at its initial fair value on the date of issuance, and is adjusted at each balance sheet date thereafter. Changes in the estimated fair value of the non-redemption agreements derivative liability are recognized as a non-cash gain or loss on the Consolidated statements of operations. The fair value of the derivative liability is discussed in Note 9.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 508,829 and 1,984,568 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the Consolidated balance sheets.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the year ended December 31, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A & Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(194,108)	$(1,841,896)	$189,188	$143,149

Denominator:
Basic and diluted weighted average common stock outstanding	1,243,542	11,800,000	13,810,919	10,450,000

Basic and diluted net (loss) income per common stock	$(0.16)	$(0.16)	$0.01	$0.01

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a full valuation allowance against the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard as of December 31, 2024 with resulting additional disclosure included in this report.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s Consolidated financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of December 31, 2024 and 2023 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Convertible Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022, or the closing of the IPO. As of December 31, 2024 and 2023, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

On April 2, 2024, Company issued a promissory note to the Sponsor in the amount of $275,000 for working capital needs. and payment of certain expenses in connection the Company’s Business Combination, of which $175,000 was drawn on April 2, 2024, and remaining $100,000 was drawn on April 9, 2024. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $270,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of December 31, 2024 the promissory note to the Sponsor was fully drawn and outstanding.

On August 14, 2024, Company issued a promissory note to the Sponsor in the amount of $100,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $100,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of December 31, 2024, the promissory note to the Sponsor was fully drawn and outstanding.

On September 30, 2024, Company issued a promissory note to the Sponsor in the amount of $50,000 for working capital needs, which was funded on October 1, 2024, for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $50,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of December 31, 2024, the promissory note to the Sponsor was fully drawn and outstanding.

On November 27, 2024, Company issued a promissory note to the Sponsor in the amount of $175,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $175,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of December 31, 2024 the promissory note to the Sponsor was fully drawn and outstanding.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of December 31, 2024 and 2023, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying Consolidated balance sheets. In addition, as of December 31, 2024 and 2023, approximately $0 and $4,300, respectively, is outstanding for reimbursable expenses and is included in the due to related party on the accompanying Consolidated balance sheets. The due to related party balances as of December 31, 2024 and 2023, also includes approximately $250,000 and $130,000 respectively, of administrative fees (see below).

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the year ended December 31, 2024, the Company incurred expenses of $120,000 of services under this agreement and is included in the general and administrative expenses on the accompanying Consolidated statements of operations. For year ended December 31, 2023, the Company incurred expenses of $120,000 under this agreement and is included in the general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, the Company had $238,272 and $ 118,272 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying Consolidated balance sheets.

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the consolidated statements of operations. The amount of such liability was $8,886,828 and $6,646,080 as of December 31, 2024 and 2023, respectively.

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

The Company has recorded an accrual of $751,376 of fees for legal services by outside counsel related to on-going matters and compliance with reporting obligations. In addition, the Company incurred $1,834,636 of fees for legal services by outside counsel related to the acquisition activities which will be payable solely on completion of the Business Combination and won’t be paid if the Business Combination does not close. This portion of the legal fees will be recorded and recognized by the Company only in the event of successful Business Combination.

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

In connection with the Special Meeting held on November 19, 2024, holders of 349,505 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

In connection with the Special Meeting held on December 30, 2024, holders of 1,080 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

As of December 31, 2024 and 2023, there were respectively 12,308,829 and 3,334,568 shares of Class A common stock outstanding, of which 508,829 and 1,984,568 shares were subject to possible redemption and are classified outside of permanent deficit in the accompanying Consolidated balance sheets, respectively.

The Company recognizes changes in redemption value of the Class A common stock subject to possible redemption immediately as changes occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value as if liquidation were to occur at the end of the reporting period.

The Class A common stock subject to possible redemption reflected on the accompanying Consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2022	309,130,532
Redemptions	(292,501,454)
Increase in redemption value of Class A common stock subject to possible redemption	4,479,147
Class A common stock subject to possible redemption as of December 31, 2023	21,108,225
Increase in redemption value of Class A common stock subject to possible redemption	453,948
Redemptions	(15,966,236)
Class A common stock subject to possible redemption as of December 31, 2024	$5,595,937

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, respectively 12,308,829 and 3,334,568 shares of Class A common stock were issued and outstanding, of which 508,829 and 1,984,568 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Convertible Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. On November 19, 2024, the Sponsor elected to convert all of the 10,450,000 shares of Class B common stock held by the Sponsor into 10,450,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and Restated Certificate of Incorporation. The conversion is effective as of November 19, 2024. As of December 31, 2024 and 2023, there were none and 10,450,000 shares of Class B Common Stock issued and outstanding, respectively.

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

Warrants - As of December 31, 2024 and 2023, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$8,886,828

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$6,646,080

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the Consolidated balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the Consolidated statements of operations.

Prior to December 31, 2024 the Non-Redemption Agreements derivative liability were valued using a Monte-Carlo simulation model, which is considered to be a Level 3 fair value measurement. As of December 31, 2024, the value of Non-Redemption Agreements derivative liability was determined by applying the estimated probability of the successful business combination to the market price of the Class A common stock. The key inputs used in the estimate of the Non-Redemption Agreements derivative liability were as follows:

Input	December 31, 2024			May 17, 2024	December 31, 2023
Market price of Class A common stock		$10.81		$10.82	10.72
Risk-free rate		n/a		4.98%	4.56%
Volatility		n/a		34.8%	39.9%
Term		n/a		1.51	1.41
Probability of successful business combination		50.0%		50.0%	50.0%
Discount for lack of marketability		n/a	%	9.0%	9.9%
Threshold price	$	n/a		$12.00	12.00

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2022	$—
Initial measurement	3,533,440
Change in valuation inputs or other assumptions	3,112,640
Fair value as of December 31, 2023	$6,646,080

Change in valuation inputs or other assumptions	928,751
Initial fair value of non-redemption agreement dated May 17, 2024	1,311,997
Fair value as of December 31, 2024	$8,886,828

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2024 and 2023.

Note 10 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current
Federal	$133,575	$1,181,348
State	-	-
Deferred
Federal	(316,834)	(209,820)
State	-	-
Valuation allowance	316,834	209,820
Income tax provision	$133,575	$1,181,348

The Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Start-up/Organization costs	$316,834	$209,896
Net operating loss carryforwards	-	-
Total deferred tax assets	316,834	209,896
Valuation allowance	(316,834)	(209,896)
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2024 and 2023. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory federal income tax rate	21.0%	21.00%
Change in fair value of derivative warrant liabilities	(10.25)%	43.18%
Interest and penalties	(3.65)%	-%
Change in valuation allowance	(14.12)%	13.86%
Income tax expenses	(7.02)%	78.04%

Note 11 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the consolidated statement of operations as net (loss) income .. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$5,585,436	$21,099,267
Cash	$432,533	$403,456

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$1,278,781	$999,143
Income from cash and investments held in Trust Account	$690,591	$5,823,923

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net (loss) income are reported on the consolidated statement of operations and described within their respective disclosures.

Note 12 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the Consolidated balance sheets and up to the date the Consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated financial statements, except as hereinafter described.

On January 17, 2025, Company issued a promissory note to the Sponsor in the amount of $300,000 for working capital needs, which was funded in equal installments of $150,000 on January 16, 2025, and January 22, 2025 for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $300,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of the date of this report the promissory note to the Sponsor was fully drawn and outstanding.

On February 6, 2025, the Company called a special meeting of stockholders (the “Business Combination Meeting”) where, among other things, the stockholders voted and approved a proposal to adopt the Business Combination Agreement, dated as of March 18, 2024, entered into by and among SUAC, CID HoldCo, Inc., a Delaware corporation and wholly-owned subsidiary of SUAC (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings, SEI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and SEE ID, Inc., a Nevada corporation and the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”). In connection with the Business Combination Meeting, holders of 502,000 shares of common stock elected to redeem.

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). Pursuant to the Non-Redemption Agreement, the Company agreed that immediately upon the consummation of the Business Combination and the Share Forfeiture (as defined below), the Company and Holdings shall pay to the Investor a payment in respect of its Investor Shares in cash released from the Trust Account equal to (x) the number of Investor Shares multiplied by (y) the redemption price for the common stock redeemed in connection with the Business Combination (the “Non-Redemption Payment”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination.

Also on April 17, 2025, in connection with the Non-Redemption Agreement, the Company and Investor entered into a forfeiture agreement (the “Forfeiture Agreement”), pursuant to which Investor agreed to forfeit its right, immediately upon consummation of the Business Combination and receipt of the Non-Redemption Payment, to an aggregate of 413,333 founder shares held the Sponsor, which the Sponsor agreed to transfer to Investor in connection with certain non-redemption agreements entered into on April 19, 2023, November 10, 2023, and May 16, 2024 (the “Share Forfeiture”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2024, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to the following material weakness identified as of December 31, 2024:

●	a material weakness in internal controls related to failures in reporting period closing that led to understatement of the Company’s liabilities arising from complex financial instruments.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the following material weakness identified in our internal controls over financial reporting identified as of December 31, 2024:

●	a material weakness in internal controls related to failures in reporting period closing that led to understatement of the Company’s liabilities arising from complex financial instruments.

To respond to the material weakness, we devoted significant effort and resources to the remediation and improvement of our internal controls over financial reporting that include increasing communication among our personnel and third-party professionals with whom we consult regarding the application of accounting principles to the Company’s transactions. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than as describe above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:2

Name	Age[1]	Position
Shawn Henry	62	Chairman of the Board of Directors
Phyllis Newhouse	62	Chief Executive Officer and Chairman
Rashaun Williams	45	Chief Financial Officer and Director
Lauren C. Anderson	67	Director
Janice Bryant Howroyd	72	Director
Stacey Abrams	51	Director

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

1 NTD: To confirm ages.

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

The term of office of the first class of directors, consisting of Lauren C. Anderson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Shawn Henry and Janice Bryant Howroyd, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rashaun Williams, Phyllis Newhouse and Stacey Abrams will expire at the third annual meeting of stockholders.

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

Board Meetings

During 2024, there were four meetings of our board of directors. All of our directors attended at least 75% of the meetings held during 2024. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Class A Common Stock
Approximate
Percentage of
Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned		Common Stock
Executive Officers and Directors
Phyliss Newhouse(2)	11,800,000	(3)(4)	95.88%
Rashaun Williams	-		-
Shawn Henry	-		-
Lauren C. Anderson	-		-
Janice Bryant Howroyd	-		-
Stacey Abrams	-		-
All executive officers and directors as a group (seven individuals)	11,800,000		95.88%
Five Percent Holders:	-		-
ShoulderUp Technology Sponsor LLC(2)	11,800,000	(3)(4)	95.88%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 125 Townpark Drive, Suite 300, Kennesaw, GA 30144.

(2)	ShoulderUp Technology Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Phyllis Newhouse, our Chief Executive Officer, is the managing member of our sponsor and has voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of these relationships, Phyllis Newhouse may be deemed to have beneficial ownership of the securities held of record by our sponsor. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor or have direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

(3)	Interests consist of founder shares and private placement shares after the initial public offering. The founder shares were converted in Class A common stock on November 19, 2024. In connection with the Company’s extension of the deadline by which it has to consummate a business combination, on April 5, 2023, the Company and its Sponsor, entered into certain agreements with one or more third parties (the “Non-Redeeming Stockholders” in exchange for the Non-Redeeming Stockholders agreeing not to redeem the Company’s Public Shares at the April 2023 special meeting of stockholders called by the Company at which the Founder Share Amendment Proposal was approved (the “Non-Redemption Agreements”). The Non-Redemption Agreements provide for the allocation of up to 1,000,000 Founder Shares to the Non-Redeeming Stockholders, which shares will be transferred to the Non-Redeeming Stockholders at the closing of a Business Combination, among satisfaction of other conditions; however, subsequent to the April 2023 special meeting of stockholders, the Non-Redeeming Stockholders may elect to redeem any Public Shares held.

(4)	Includes 1,350,000 shares of Class A common stock underlying Private Placement Units.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Audit Fees (1)	$125,260	$105,820
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	1,990
All Other Fees (4)	85,800	-
Total	$211,060	$107,810

(1)	Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 6 day of May, 2025.

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

Signature	Title	Date

/s/ Phyllis W. Newhouse	Chief Executive Officer, and Director	May 6, 2025
Phyllis W. Newhouse	(Principal Executive Officer)

/s/ Shawn Henry	Chairman and Director	May 6, 2025
Shawn Henry

/s/ Rashaun Williams	Chief Financial Officer	May 6, 2025
Rashaun Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lauren C. Anderson	Director	May 6, 2025
Lauren C. Anderson
/s/ Janice Bryant Howroyd	Director	May 6, 2025
Janice Bryant Howroyd

/s/ Stacey Abrams	Director	May 6, 2025
Stacey Abrams

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
1.1	Underwriting Agreement, dated November 16, 2021, by and between the Company and Citigroup Global Markets Inc.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

2.1*	Business Combination Agreement, dated as of March 18, 2024, by and among ShoulderUp, Holdings, ShoulderUp Merger Sub, SEI Merger Sub, and the Company.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

3.2.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 21, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on April 26, 2023 and incorporated herein by reference.

3.2.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated November 17, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 17, 2023 and incorporated herein by reference.

3.2.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 29, 2023	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on January 2, 2024 and incorporated herein by reference.

3.3	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-260503) filed on November 8, 2021 and incorporated herein by reference.

4.4	Warrant Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

4.5	Description of Securities	Filed herewith.

10.1	Letter Agreement, dated November 16, 2021, by and among the Company, each of its officers and directors and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2	Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.2.1	Amendment to the Investment Management Trust Agreement, dated April 20, 2023, by and between the Company and Continental Stock Transfer & Trust Company	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on April 26, 2023 and incorporated herein by reference.

Exhibit No.	Description	Incorporation by Reference
10.3	Registration Rights Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.4	Private Placement Unit Purchase Agreement, dated November 16, 2021, by and between the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.5	Administrative Services Agreement, dated November 16, 2021, by and among the Company and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 23, 2021 and incorporated herein by reference.

10.6	Form of Indemnity Agreement	Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.7	Promissory Note issued to ShoulderUp Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.8	Subscription Agreement between the Registrant and ShoulderUp Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

10.9	Form of Non-Redemption Agreement and Assignment of Economic Interest, dated April 2023	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-41076) filed on May 2, 2023 and incorporated herein by reference.

10.9.1	Form of Non-Redemption Agreement and Assignment of Economic Interest, dated November 2023	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on November 17, 2023 and incorporated herein by reference.

10.10	Form of Stockholder Support Agreement.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.11	Form of Sponsor Support Agreement.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.12	Form of Amendment to that certain letter agreement dated November 16, 2021.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

10.13	Form of Registration Rights Agreement.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41076) filed on March 22, 2024 and incorporated herein by reference.

14	Code of Business Conduct and Ethics	Filed as Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-260503) filed on October 26, 2021 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Description	Incorporation by Reference
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File

*	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). ShoulderUp agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request; however, ShoulderUp may request confidential treatment of omitted items.