Form 10-Q
period 2025-03-31
ShoulderUP Technology Acquisition Corp.
filed 2025-06-11
CIK 1885461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 10, 2025, there were 12,306,589 shares of Class A Common Stock, $0.0001 par value per share (“Class A Common Stock”), issued and outstanding which includes 508,829 shares of Class A Common Stock subject to redemption and 11,800,000 shares issued to the Sponsor.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$400,093	$432,533
Prepaid expenses and other current assets	50,000	—
Total current assets	450,093	432,533
Cash held in Trust Account	5,599,323	5,585,436
Total Assets	$6,049,416	$6,017,969

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,413,027	$1,426,710
Redemptions payable	22,019	11,827
Franchise tax payable	79,400	63,600
Income tax payable	176,789	173,575
Excise tax payable	3,905,240	3,415,525
Promissory note - related party	900,000	600,000
Due to related party	268,272	238,272
Total current liabilities	6,764,747	5,929,509
Non-redemption agreements derivative liability	12,599,255	8,886,828
Total liabilities	19,364,002	14,816,337

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 506,589 and 508,829 shares issued and outstanding at redemption value of approximately $11.01 and $10.98 per share as of March 31, 2025 and December 31, 2024, respectively	5,577,304	5,595,937

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 11,800,000 shares issued and outstanding (excluding 506,589 and 508,829 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	1,180	1,180
Convertible Class B common stock, $0.0001 par value; 20,000,000 shares authorized; none shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Subscription receivable	(600,000)	(600,000)
Accumulated deficit	(18,293,070)	(13,795,485)
Total stockholders’ deficit	(18,891,890)	(14,394,305)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$6,049,416	$6,017,969

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

General and administrative expenses	$301,511	$357,763
Franchise tax expense	15,800	52,706
Loss from operations	(317,311)	(410,469)

Other (expense) income:
Change in fair value of derivative liability	(3,712,427)	(247,680)
Interest and penalties	(489,351)	—
Interest income - bank	2,758	4,635
Income from cash and investments held in Trust Account	28,349	257,512
Total other (expense) income, net	(4,170,671)	14,467

Net loss before income taxes	(4,487,982)	(396,002)
Income tax expense	(3,214)	(43,983)
Net loss	$(4,491,196)	$(439,985)

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	507,475	1,984,568
Basic and diluted net loss per share, redeemable Class A common stock	$(0.36)	$(0.03)
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	11,800,000	11,800,000
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.36)	$(0.03)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2024	11,800,000	$1,180	—	$—	$—	$(600,000)	$(13,795,485)	$(14,394,305)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	(6,024)	(6,024)
Excise tax liability on share redemptions							(365)	(365)
Net loss	—	—	—	—	—	—	(4,491,196)	(4,491,196)
Balance - March 31, 2025 (unaudited)	11,800,000	$1,180	—	$—	$—	$(600,000)	$(18,293,070)	$(18,891,890)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock				Additional			Total
	Class A		Convertible Class B		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance - December 31, 2023	1,350,000	$135	10,450,000	$1,045	$ ―	$(600,000)	$(21,033,991)	$(21,632,811)
Increase in redemption value of Class A common stock subject to possible redemption	―	―	―	―	―	―	(123,849)	(123,849)
Net loss	―	―	―	―	―	―	(439,985)	(439,985)
Balance - March 31, 2024 (unaudited)	1,350,000	$135	10,450,000	$1,045	$ ―	$(600,000)	$(21,597,825)	$(22,196,645)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,491,196)	$(439,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and penalties	489,351	―
Interest earned on marketable securities held in Trust Account	(28,349)	(257,512)
Change in fair value of derivative liability	3,712,427	247,680
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)	―
Accounts payable	(13,687)	254,976
Franchise tax payable	15,800	52,706
Income tax payable	3,214	43,983
Due to related party	30,000	30,000
Net cash used in operating activities	(332,440)	(68,152)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	14,462	―
Net cash provided by investing activities	14,462	―

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	300,000	―
Redemptions of Class A common stock	(14,462)	―
Net cash provided by financing activities	285,538	―

Net change in cash	(32,440)	(68,152)
Cash - beginning of the period	432,533	403,456
Cash - end of the period	$400,093	$335,304

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operation

ShoulderUp Technology Acquisition Corp. (the “Company”) is a blank check company formed as a Delaware corporation on May 20, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As further described below on February 6, 2025, the Company’s stockholders voted and approved a proposal to adopt the Business Combination Agreement, dated as of March 18, 2024, entered into by and among SUAC, CID HoldCo, Inc., a Delaware corporation and wholly-owned subsidiary of SUAC (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings, SEI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and SEE ID, Inc., a Nevada corporation and the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”).

As of March 31, 2025, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from May 20, 2021 (inception) through March 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2024, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination from December 31, 2024 to January 25, 2025 or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of November 30, 2024. In connection with the Extension Amendment Proposal, holders of 1,080 shares of the Company’s common stock properly exercised their right to redeem their shares. $11,827 or $10.92 per share was withdrawn from the Trust Account, leaving $5,573,609 in the Trust Account after the redemptions

On January 24, 2025, the Company held a special meeting of its stockholders (the “January 24 Special Meeting”). At the January 24 Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the Termination Date by which the Company must consummate a business combination from January 24, 2025, to February 24, 2025, or such earlier date as may be determined by the Company’s board of directors in its sole discretion. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of January 24, 2025. In connection with the extension amendment proposal at the January 24 Special Meeting, holders of 240 shares of the Company’s common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for a cash redemption price of approximately $10.98 per share, or an aggregate redemption amount of approximately $2,634.91. Following such redemptions, approximately $5,583,697 will remain in the trust account and 508,589 shares of common stock will remain issued and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2025, the Company called a special meeting of stockholders (the “Business Combination Meeting”) where, among other things, the stockholders voted and approved a proposal to adopt the Business Combination Agreement, dated as of March 18, 2024, entered into by and among SUAC, CID HoldCo, Inc., a Delaware corporation and wholly-owned subsidiary of SUAC (“Holdings”), ShoulderUp Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings, SEI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Holdings, and SEE ID, Inc., a Nevada corporation and the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”). In connection with the Business Combination Meeting, holders of 502,000 shares of common stock elected to redeem. Holders of 500,000 shares that initially elected to redeem withdrew their redemption request subject to the non-redemption agreement entered into on April 17, 2025.

After the Business Combination meeting, the Company and certain holders of the Company’s common stock who elected to redeem in connection with the Business Combination Meeting entered into discussions to reverse their redemptions. The discussions continued after February 24, 2025, the Company’s termination date.

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). Pursuant to the Non-Redemption Agreement, the Company agreed that immediately upon the consummation of the Business Combination and the Share Forfeiture (as defined below), the Company and Holdings shall pay to the Investor a payment in respect of its Investor Shares in cash released from the Trust Account equal to (x) the number of Investor Shares multiplied by (y) the redemption price for the common stock redeemed in connection with the Business Combination (the “Non-Redemption Payment”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025, unless the parties mutually agree to extend such date; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem. On May 30, 2025, the Company and its holder party to the Non-Redemption Agreement agreed to extend the termination date of the Non-Redemption Agreement to June 15, 2025.

Also on April 17, 2025, in connection with the Non-Redemption Agreement, the Company and Investor entered into a forfeiture agreement (the “Forfeiture Agreement”), pursuant to which Investor agreed to forfeit its right, immediately upon consummation of the Business Combination and receipt of the Non-Redemption Payment, to an aggregate of 413,333 founder shares held the Sponsor, which the Sponsor agreed to transfer to Investor in connection with certain non-redemption agreements entered into on April 19, 2023, November 10, 2023, and May 16, 2024 (the “Share Forfeiture”), with the total value of such shares of $3,170,264 as of March 31, 2025.

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through March 31, 2025, the Company withdrew $2,886,354 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through March 31, 2025, the Company remitted $2,526,664 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $359,690. Additionally, as of March 31, 2025, the Company had accrued but unpaid income tax liability of $176,789 and unpaid liability for the Delaware franchise tax of $79,400. In 2024 the Company has established a dedicated bank account which is solely used for keeping amounts withdrawn from the Trust Account for taxes until such taxes are due and payable. As of March 31, 2025, the amount maintained in this account was $365,175.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $400,093 in its operating bank account and working capital deficit of approximately $6.3 million. $365,175 of the amount of cash on hand as of March 31, 2025 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2025, the Sponsor and its affiliates advanced $900,000 under the terms of four promissory notes which were fully drawn.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2023, the Company’s stockholders redeemed 25,845,428 shares of the Company’s Class A common stock for a total of $269,597,445. On November 17, 2023, the Company’s stockholders redeemed 2,170,004 shares of the Company’s Class A common stock for a total of $22,904,010. On May 17, 2024, the Company’s stockholders redeemed 1,125,154 shares of the Company’s Class A common stock for a total of $12,136,736. On November 19, 2024, the Company’s stockholders redeemed 349,505 shares of the Company’s Class A common stock for a total of $3,817,676. On December 30, 2024, the Company’s stockholders redeemed 1,080 shares of the Company’s Class A common stock for a total of $11,827. On January 26, 2025, the Company’s stockholders redeemed 240 shares of the Company’s Class A common stock for a total of $2,638. On February 6, 2025, the Company’s stockholders redeemed 2,000 shares of the Company’s Class A common stock for a total of $22,019.

The Company evaluated the classification and accounting of the share/ stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. Management has evaluated the requirements of the IR Act and the Company’s operations at the end of the reporting period and has determined that a liability of $3,905,240 (including penalties and interest) should be recorded for the excise tax in connection with the above-mentioned redemptions as of March 31, 2025. This liability will be reviewed and remeasured at each reporting period.

Note 2 - Significant Accounting Policies and Basis of Consolidation

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025, or any future periods.

The accompanying unaudited Condensed Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on May 7, 2025.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. Management has identified assumptions involved in the valuation of Class B shares transferred under the terms of non-redemption agreements as a critical accounting estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

Cash Held in the Trust Account

The Company’s portfolio of investments was comprised of cash held in demand deposit account of March 31, 2025, and December 31, 2024.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the non-redemption agreements derivative liability, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature (see Note 9).

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 506,589 and 508,829 shares of Class A common stock subject to possible redemption are presented at redemption value, respectively, as temporary equity outside of the stockholders’ deficit section of the condensed Consolidated balance sheets.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,675,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2025 and 2024. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock:

	For the Three Months Ended March 31,
	2025		2024
	Class A redeemable	Class A and Class B non- redeemable	Class A redeemable	Class A and Class B non- redeemable
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(185,186)	$(4,306,010)	$(63,345)	$(376,640)

Denominator:
Basic and diluted weighted average common stock outstanding	507,475	11,800,000	1,984,568	11,800,000

Basic and diluted net loss per common stock	$(0.36)	$(0.36)	$(0.03)	$(0.03)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against the deferred tax assets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s effective tax rate was (0.07)% and (11.11)% for the three months ended March 31, 2025, and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and changes in the fair value of derivative liability.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 1,350,000 Private Units at a price of $10.00 per Private Unit, or $13,500,000, of which $600,000 has not been funded as of March 31, 2025 and December 31, 2024 and was recorded as subscription receivable. Each Private Unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of Class A common stock at $11.50 per share.

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

Convertible Promissory Note - Related Party

On August 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. Any drawdown under the loan were non-interest bearing, unsecured and were due at the earlier of March 31, 2022, or the closing of the IPO. As of March 31, 2025 and December 31, 2024, there was no borrowing under the note. The facility is no longer available to the Company subsequent to the IPO.

On April 2, 2024, Company issued a promissory note to the Sponsor in the amount of $275,000 for working capital needs. and payment of certain expenses in connection the Company’s Business Combination, of which $175,000 was drawn on April 2, 2024, and remaining $100,000 was drawn on April 9, 2024. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $270,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of March 31, 2025 and December 31, 2024 the promissory note to the Sponsor was fully drawn and outstanding.

On August 14, 2024, Company issued a promissory note to the Sponsor in the amount of $100,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have obligation to convert up to $100,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of March 31, 2025 and December 31, 2024, the promissory note to the Sponsor was fully drawn and outstanding.

On September 30, 2024, Company issued a promissory note to the Sponsor in the amount of $50,000 for working capital needs, which was funded on October 1, 2024, for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have the option to convert up to $50,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of March 31, 2025 and December 31, 2024, the promissory note to the Sponsor was fully drawn and outstanding.

On November 27, 2024, Company issued a promissory note to the Sponsor in the amount of $175,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have the option to convert up to $175,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of March 31, 2025 and December 31, 2024 the promissory note to the Sponsor was fully drawn and outstanding.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 17, 2025, Company issued a promissory note to the Sponsor in the amount of $300,000 for working capital needs, which was funded in equal installments of $150,000 on January 16, 2025, and January 22, 2025 for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. The Note is due and payable on the consummation of the initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one of more businesses or entities. Upon consummation of a Business Combination, the Company shall have the option to convert up to $300,000 of the principal amount of the Note in whole or in part into common stock of the Company at a price of $10.00 per share. The company has determined the conversion feature include in the promissory note is not required to be bifurcated and all debt proceeds received under the promissory note were allocated to the debt host. As of the date of this report the promissory note to the Sponsor was fully drawn and outstanding.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Due to Related Party

In connection with the IPO, the Sponsor had advanced to the Company an aggregate of approximately $29,000, of which approximately $24,000 was repaid to the Sponsor upon the closing of the IPO. As of March 31, 2025 and December 31, 2024, approximately $5,000, remained outstanding and is due on demand, and is included in the due to related party on the accompanying condensed Consolidated balance sheets. The due to related party balances as of March 31, 2025 and December 31, 2024, also includes approximately $268,000 and $250,000 respectively, of administrative fees (see below).

Administrative Service Fee

On November 16, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services through the earlier of consummation of the initial Business Combination and the Company’s liquidation. For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $30,000 of services under this agreement and is included in the general and administrative expenses on the accompanying Condensed Consolidated statements of operations As of March 31, 2025 and December 31, 2024, the Company had $268,272 and $238,272 outstanding for services in connection with such agreement, respectively, and is included in the due to related party on the accompanying condensed Consolidated balance sheets.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the condensed consolidated statements of operations. The amount of such liability was $12,599,255 and $8,886,828 as of March 31, 2025 and December 31, 2024, respectively.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recorded an accrual of $751,376 of fees for legal services by outside counsel related to on-going matters and compliance with reporting obligations. In addition, the Company incurred $2,157,260 of fees for legal services by outside counsel related to the acquisition activities which will be payable solely on completion of the Business Combination and won’t be paid if the Business Combination does not close. This portion of the legal fees will be recorded and recognized by the Company only in the event of successful Business Combination.

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

In connection with the Special Meeting held on January 26, 2025, holders of 240 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

In connection with the Special Meeting held on February 6, 2025, holders of 2,000 shares of the Company’s Class A common stock exercised their right to redeem their Class A common stock.

As of March 31, 2025 and December 31, 2024, there were respectively 12,306,589 and shares of Class A common stock outstanding, of which 506,589 and 508,829 shares were subject to possible redemption and are classified outside of permanent deficit in the accompanying Consolidated balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the accompanying Consolidated balance sheets is reconciled on the following table:

Class A common stock subject to possible redemption as of December 31, 2024	$5,595,937
Increase in redemption value of Class A common stock subject to possible redemption	6,024
Redemptions	(24,657)
Class A common stock subject to possible redemption as of March 31, 2025	$5,577,304

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, respectively 12,306,589 and 12,308,829 shares of Class A common stock were issued and outstanding, of which 506,589 and 508,829 shares of Class A common stock are subject to possible redemption (see Note 7), respectively.

Convertible Class B Common stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. On August 30, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, in consideration for 9,833,333 shares of Class B common stock, par value $0.0001. Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In November 2021, the Company effected a 1.0627119 for 1 stock split of the Class B common stock, so that the Sponsor owns an aggregate of 10,450,000 Founder Shares. Up to 1,190,000 of the Founder Shares would have been forfeited depending on the extent to which the underwriters’ over-allotment option was not exercised. Because of the underwriters’ full exercise of the over-allotment option on November 19, 2021, 1,190,000 shares are no longer subject to forfeiture. On November 19, 2024, the Sponsor elected to convert all of the 10,450,000 shares of Class B common stock held by the Sponsor into 10,450,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and Restated Certificate of Incorporation. The conversion is effective as of November 19, 2024. As of March 31, 2025 and December 31, 2024, there were no shares of Class B Common Stock issued and outstanding.

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

Warrants - As of March 31, 2025 and December 31, 2024, there were 15,675,000 warrants issued and outstanding (15,000,000 Public Warrants and 675,000 Private Placement Warrants). Each whole warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$12,599,255

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Non-redemption agreements derivative liability	$—	$—	$8,886,828

The Non-Redemption Agreements derivative liability were accounted for as liabilities in accordance with ASC 815 and are presented on the condensed consolidated balance sheets. The non-redemption agreements derivative liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair  value of derivative liability in the condensed consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the value of Non-Redemption Agreements derivative liability was determined by applying the estimated probability of the successful business combination to the market price of the Class A common stock. The key inputs used in the estimate of the Non-Redemption Agreements derivative liability were as follows:

Input	March 31, 2025	December 31, 2024
Market price of Class A common stock	$10.95	$10.81
Probability of successful business combination	70.0%	50.0%

The following table presents the changes in the fair value of the Non-Redemption Agreements derivative liability:

Fair value as of December 31, 2024	$8,886,828
Change in valuation inputs or other assumptions	3,712,427
Fair value as of March 31, 2025	$12,599,255

Fair value as of December 31, 2023	$6,646,080
Change in valuation inputs or other assumptions	247,680
Fair value as of March 31, 2024	$6,893,760

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as net loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$5,599,323	$5,585,436
Cash	$400,093	$432,533

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$301,511	$357,763
Income from cash and investments held in Trust Account	$28,349	$257,512

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). Pursuant to the Non-Redemption Agreement, the Company agreed that immediately upon the consummation of the Business Combination and the Share Forfeiture (as defined below), the Company and Holdings shall pay to the Investor a payment in respect of its Investor Shares in cash released from the Trust Account equal to (x) the number of Investor Shares multiplied by (y) the redemption price for the common stock redeemed in connection with the Business Combination (the “Non-Redemption Payment”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025, unless the parties mutually agree to extend such date; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem. On May 30, 2025, the Company and its holder party to the Non-Redemption Agreement agreed to extend the termination date of the Non-Redemption Agreement to June 15, 2025.

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

On May 30, 2025, the Company and its holder party to the Non-Redemption Agreement agreed to extend the termination date of the Non-Redemption Agreement to June 15, 2025.

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

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025, unless the parties mutually agree to extend such date; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem. On May 30, 2025, the Company and its holder party to the Non-Redemption Agreement agreed to extend the termination date of the Non-Redemption Agreement to June 15, 2025.

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

On April 17, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a certain holder of the Company’s common stock (the “Investor”) pursuant to which the Investor agreed to rescind its redemptions of an aggregate of 500,000 shares of common stock redeemed in connection with the Business Combination Meeting (the “Investor Shares”). Pursuant to the Non-Redemption Agreement, the Company agreed that immediately upon the consummation of the Business Combination and the Share Forfeiture (as defined below), the Company and Holdings shall pay to the Investor a payment in respect of its Investor Shares in cash released from the Trust Account equal to (x) the number of Investor Shares multiplied by (y) the redemption price for the common stock redeemed in connection with the Business Combination (the “Non-Redemption Payment”). The Non-Redemption Agreement shall terminate on the earlier of (a) May 31, 2025, unless the parties mutually agree to extend such date; (b) the fulfillment of all obligations of the parties to the Non-Redemption Agreement; (c) the liquidation or dissolution of the Company; (d) the mutual written agreement of the parties to the Non-Redemption Agreement; or (e) if any the Investor Shares are actually redeemed in connection with a meeting of the Company prior to consummation of the Business Combination. The Company processed the redemptions of the remaining holders of the 2,000 shares of common stock who elected to redeem. On May 30, 2025, the Company and its holder party to the Non-Redemption Agreement agreed to extend the termination date of the Non-Redemption Agreement to June 15, 2025.

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

The Company accounts for non-redemption agreements on a derivative liability basis and records any changes in their fair value in the statements of operations. The amount of such liability was $12,599,255 and $8,886,828 as of March 31, 2025 and December 31, 2024, respectively.

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

Results of Operations

Our entire activity from inception up to March 31, 2025, was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2025, we had net loss of approximately $4.5 million, which consisted of the change in fair value of derivative liability of approximately $3.7 million, interest and penalties of $0.5 million, general and administrative expenses of approximately $0.3 million, franchise tax expense of approximately $15,800 and income tax expense of approximately $3,200, offset by income from investments held in the Trust Account of approximately $28,000 and interest income – bank of approximately of $2,800.

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

Liquidity and Going Concern Consideration

As of March 31, 2025, the Company had $400,093 in its operating bank account and working capital deficit of approximately $6.3 million. The amounts of cash on hand as of March 31, 2025 relate to the amounts that were withdrawn from the Trust for payment of income and Delaware Franchise Taxes and can not be used for any other purpose.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below. As of March 31, 2025, there were no amounts outstanding under any Working Capital Loans. On April 2, 2024, the Company issued a promissory note to the Sponsor for working capital needs in the amount of $275,000, of which $175,000 was funded on April 2, 2024, and $100,000 was funded on April 10, 2024. On August 14, 2024, the Company issued a promissory note to the Sponsor for working capital needs in the amount of $100,000, which was fully drawn on the same date. On September 30, 2024, Company issued a promissory note to the Sponsor in the amount of $50,000 for working capital needs, which was funded on October 1, 2024, for working capital requirements and payment of certain expenses in connection the Company’s Business Combination. On November 27, 2024, Company issued a promissory note to the Sponsor in the amount of $175,000 for working capital needs, which was funded on same date for working capital requirements and payment of certain expenses in connection the Company’s Business Combination.

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

Franchise and Income Tax Withdrawals from Trust Account

Since completion of its IPO on November 19, 2021, and through March 31, 2025, the Company withdrew $2,886,354 from the Trust Account to pay its liabilities related to the income and Delaware franchise taxes. Through March 31, 2025, the Company remitted $2,526,664 to the respective tax authorities, which resulted in remaining excess of funds withdrawn from the Trust Account, but not remitted to the government authorities of $359,690. Additionally, as of March 31, 2025, the Company had accrued but unpaid income tax liability of $176,789 and unpaid liability for the Delaware franchise tax of $79,400. In 2024 the Company has established a dedicated bank account which is solely used for keeping amounts withdrawn from the Trust Account for taxes until such taxes are due and payable. As of March 31, 2025, the amount maintained in this account was $365,175.

Critical Accounting Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The only item that involves critical accounting estimates is non-redemption agreements derivative liability.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective, due to the following material weakness identified in our internal controls over financial reporting identified as of March 31, 2025:

●	a material weakness in internal controls related to failures in reporting period closing that could lead to understatement of the Company’s liabilities arising from complex financial instruments;

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

SHOULDERUP TECHNOLOGY ACQUISITION CORP.

Date: June 10, 2025	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)